Form 10-Q
period 1999-06-30
CARESIDE INC
filed 1999-08-13
CIK 1070602

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                _______________

                                   FORM 10-Q


(Mark One)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
--
     ACT OF 1934.

     For the quarterly period ended June 30, 1999
                                    -------------


                                       OR


__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from ___________ to ___________.


                      Commission file number    333-69207
                                                ---------


                                Careside, Inc.
                                --------------
            (Exact name of registrant as specified in its charter)

               Delaware                                                                  23-2863507
               --------                                                                  ----------
(State or other jurisdiction of incorporation or organization)              (IRS employer identification no.)

                  6100 Bristol Parkway, Culver City, CA  90230
                  --------------------------------------------
      (Address of principal executive offices)                 (zip code)


Registrant's telephone number, including area code (310) 338-6767
                                                   --------------



          Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such
filing requirements for the past 90 days         Yes           No    X
                                                     -------     ---------

          The number of shares outstanding of the Registrant's common Stock, par value $.01 per share, was 7,084,340 as of August 10, 1999

                                CARESIDE, INC.

                                     INDEX

                                                                                                      Page
                                                                                                      ----

Part I  Financial Information
        Item 1.  Financial Statements (unaudited)
                 --------------------------------
                 Balance Sheets at December 31, 1998 and June 30, 1999..................................  3
                 Statements of Operations for the three and six months ended
                  June 30, 1998 and 1999................................................................  4
                 Statements of Cash Flows for the six months ended
                  June 30, 1998 and 1999................................................................  5
                 Notes to Financial Statements..........................................................  6

        Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..  7

        Item 3.  Quantitative and Qualitative Disclosures about Market Risk............................. 10

Part II Other Information

        Item 2.  Changes in Securities and Use of Proceeds.............................................. 11

        Item 6.  Exhibits and Reports on Form 8-K....................................................... 12

Signatures.............................................................................................. 15

                                    PART I
                             FINANCIAL INFORMATION

Item 1.     Financial Statements

                                CARESIDE, INC.
                         (a development-stage company)

                                BALANCE SHEETS
              (in thousands, except shares and per share amounts)
                                  (unaudited)


                             ASSETS
                             ------
                                                                   December 31, 1998    June 30, 1999
                                                                   ------------------   --------------
CURRENT ASSETS
  Cash and cash equivalents.............................................  $  3,926.6       $ 12,423.3
  Inventories...........................................................           -            112.7
  Prepaid expenses and other............................................        82.1            155.7
                                                                          ----------       ----------
     Total current assets...............................................     4,008.7         12,691.7

PROPERTY AND EQUIPMENT, net.............................................     3,386.5          4,926.1
DEFERRED OFFERING COSTS.................................................       498.4                -
DEPOSITS................................................................        17.7             17.7
                                                                          ----------       ----------
                                                                          $  7,911.3       $ 17,635.5
                                                                          ==========       ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------
CURRENT LIABILITIES:
  Current portion of long-term debt.....................................  $    187.0       $  2,200.6
  Accounts payable......................................................     1,369.9          1,868.7
  Accrued expenses......................................................       160.4            234.7
                                                                          ----------       ----------
     Total current liabilities..........................................     1,717.3          4,304.0
                                                                          ----------       ----------

LONG-TERM DEBT..........................................................     2,044.9            750.3
                                                                          ----------       ----------

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued and outstanding at December 31, 1998,
      162,914 Series A Convertible Preferred issued and
      outstanding at June 30, 1999......................................           -              1.6
   Common stock, $.01 par value, 50,000,000 shares authorized,
      5,084,281 issued and outstanding at December 31, 1998,
      7,084,281 issued and outstanding at June 30, 1999.................        50.8             70.8
   Additional paid-in capital...........................................    21,003.5         34,790.3
   Deficit accumulated during development stage.........................   (16,905.2)       (22,281.5)
                                                                          ----------       ----------
     Total stockholders' equity.........................................     4,149.1         12,581.2
                                                                          ----------       ----------
                                                                          $  7,911.3       $ 17,635.5
                                                                          ==========       ==========

The accompanying notes are an integral part of these financial statements.

                                 CARESIDE, INC.
                         (s development-stage company)

                            STATEMENTS OF OPERATIONS
              (in thousands, except shares and per share amounts)
                                  (unaudited)



                                                                                           For the Period
                                         Three Months Ended         Six Months Ended       From Inception
                                              June 30,                  June 30,           (July 10, 1996)
                                     -------------------------   -------------------------    Through
                                        1998          1999          1998          1999      June 30, 1999
                                     -----------   -----------   -----------   -----------  --------------
OPERATING EXPENSES:
    Research and development.......  $  2,229.0    $  1,626.6    $  3,699.0    $  3,856.3       $ 19,611.6
    Sales and marketing............        74.0         117.7         127.0         269.2            518.2
    General and administrative.....       116.0         277.1         287.0         535.0          1,832.2
                                     ----------    ----------    ----------    ----------       ----------

      Operating Loss...............    (2,419.0)     (2,021.4)     (4,113.0)     (4,660.5)       (21,962.0)

INTEREST INCOME....................        97.5          27.8         115.5          69.9            517.5
INTEREST EXPENSE...................           -        (381.1)            -        (782.8)          (834.3)
                                     ----------    ----------    ----------    ----------       ----------

NET LOSS...........................    (2,321.5)     (2,374.7)     (3,997.5)     (5,373.4)       (22,278.8)

DIVIDENDS ON SERIES A
      PREFERRED STOCK..............           -          (2.8)            -          (2.8)            (2.8)
                                     ----------    ----------    ----------    ----------       ----------

NET LOSS TO COMMON
      STOCKHOLDERS.................  $ (2,321.5)   $ (2,377.5)   $ (3,997.5)   $ (5,376.2)      $(22,281.6)
                                     ==========    ==========    ==========    ==========       ==========

BASIC NET LOSS PER SHARE...........  $    (0.48)   $    (0.44)   $    (0.96)   $    (1.02)
                                     ==========    ==========    ==========    ==========

SHARES USED IN COMPUTING
 BASIC NET LOSS PER SHARE..........   4,807,144     5,414,010     4,168,019     5,250,086
                                     ==========    ==========    ==========    ==========


   The accompanying notes are an integral part of these financial statements.

                                 CARESIDE, INC.
                         (a development-stage company)

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                                                  For the Period
                                                                                                  From Inception
                                                                                                  (July 10, 1996)
                                                                 Six Months Ended June 30,           Through
                                                          ------------------------------------       June 30,
                                                                1998                   1999            1999
                                                          -----------------   ----------------   -----------------
OPERATING ACTIVITIES:
 Net Loss....................................................    $(3,997.5)       $(5,373.4)        $(22,278.8)
 Adjustments to reconcile net loss to net cash used in
  operating activities -
  Depreciation...............................................        108.6            514.5            1,039.9
  Imputed interest on notes payable..........................            -            289.8              298.1
  Amortization of debt discount..............................            -            309.2              330.2
Change in assets and liabilities-
  Increase in inventories....................................            -           (112.7)            (112.7)
  Decrease (increase) in prepaid expenses and other..........       (279.9)            96.0             (155.7)
  Decrease (increase) in deposits............................         80.1                -               (2.5)
  Increase in accounts payable...............................        560.8            498.9            1,868.8
  Increase (decrease) in accrued expenses....................        (17.0)           109.9              289.9
                                                                 ---------        ---------          ---------
     Net cash used in operating activities...................     (3,544.9)        (3,667.8)         (18,722.8)
                                                                 ---------        ---------          ---------

INVESTING ACTIVITIES:
 Purchases of property and equipment.........................       (371.9)        (2,223.7)          (5,462.4)
                                                                 ---------        ---------          ---------

FINANCING ACTIVITIES:
 Net borrowings (repayments) on line of credit...............            -                -                  -
 Proceeds from issuance of notes.............................            -          1,500.0            5,041.1
 Deferred offering costs.....................................            -                -             (690.3)
 Proceeds from the issuance of common stock..................     10,317.7         12,978.4           32,196.2
 Payment on note payable.....................................            -            (90.2)             (90.2)
 Payment of stock subscription...............................            -                -               99.0
 Cash received from SmithKline Beecham Corporation in
  connection with the asset purchase.........................            -                -               52.7
                                                                 ---------        ---------          ---------
     Net cash provided by financing activities...............     10,317.7         14,388.2           36,608.5
                                                                 ---------        ---------          ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS....................      6,400.9          8,496.7           12,423.3
CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD.................      1,237.1          3,926.6                  -
                                                                 ---------        ---------          ---------
CASH & CASH EQUIVALENTS, END OF PERIOD.......................    $ 7,638.0        $12,423.3          $12,423.3
                                                                 =========        =========         ==========

   The accompanying notes are an integral part of these financial statements.

                                CARESIDE, INC.
                         (a development-stage company)
                         NOTES TO FINANCIAL STATEMENTS

Note 1:   BASIS OF PRESENTATION

          The accompanying unaudited financial statements for the three and six months ended June 30, 1999 of Careside, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management's opinion, all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the financial position and results of operations, have been made. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results expected for the entire year. These financial statements should be read in conjunction with the financial statements and notes related thereto included in the Company's Registration Statement on Form S-1 (File No. 333-69207). Certain prior period amounts have been reclassified to conform to the current period presentation.

Note 2:   STOCKHOLDERS' EQUITY

          In June 1999, the Company completed its initial public offering (the "IPO") of its units (the "Units"), each unit consisting of one share of the Company's common stock, $.01 par value per share (the "Common Stock"), and one redeemable common stock purchase warrant (the "Warrant") to purchase an additional share of Common Stock. Two million Units were sold in the IPO at a price of $7.50 per unit. The net proceeds to the Company after underwriters' fees and expenses were $12.4 million. The Company effected a 1 for 5.2 reverse stock split of the Common Stock immediately prior to the IPO. All references in the accompanying financial statements to the number of shares and per share amounts have been restated to show the effect of this reverse stock split. Upon consummation of the IPO, $1 million of debt plus accrued interest was converted into 162,914 shares of the Company's Series A Convertible Preferred Stock ("Series A Preferred Stock").

Note 3:   INCOME TAXES

          As of December 31, 1998, the Company had approximately $2,148,000 and $225,000 of net operating loss and research and development credit carryforwards, respectively, for federal income tax purposes, which expire on various dates between 2011 and 2013. As of December 31, 1998, the Company had capitalized approximately $12.9 million of research and development expenses for federal income tax purposes.

          The availability of the net operating loss carryforward to reduce U.S. federal taxable income is subject to various limitations under the Internal Revenue Code of 1986 (the "Code"), as amended, in the event of an ownership change as defined in Section 382 of the Code. The Company experienced a change in ownership interest in excess of 50% as defined under the Code upon the consummation of the IPO. The Company does not believe that this change in ownership significantly impacts the Company's ability to utilize its net operating loss and tax credit carryforwards as of December 31, 1998.

Note 4:   INVENTORIES

          At June 30, 1999, inventories consisted of raw materials to be utilized in the manufacturing of disposable test cartridges.

Note 5:   NET LOSS PER COMMON SHARE

          Basic loss per share was computed by dividing net loss applicable to common shareholders by the weighted average number of shares of Common Stock outstanding during the period. Dilutive loss per share has not been presented, since the impact on loss per share using the treasury stock method is anti-dilutive to the Company's losses.

Note 6:   RECENT PRODUCT DISTRIBUTION AND SUPPLY AGREEMENT

          In July 1999, the Company entered into a Product Distribution and Supply Agreement (the "CDC Agreement") with CDC Technologies, Inc. ("CDC") to provide the Company with the right to electronically connect the hematology testing device manufactured by CDC with the CareSide Analyzer and to distribute CDC's hematology devices. An additional 20 FDA approved hematology tests will be available for use in the Careside Analyzer System in professional laboratories as a result of the CDC Agreement. The CDC Agreement is effective as of May 20, 1999. There is no financial impact of this transaction.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS - CAUTIONARY STATEMENTS

          Certain statements contained in this Quarterly Report on Form 10-Q, including statements regarding the anticipated development and expansion of the Company's business and expenditures, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and other statements contained herein regarding matters that are not historical facts, are "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, those discussed in other filings, including those contained in the Company's Registration Statement on Form S-1 (File No. 333-69207), made by the Company with the Securities and Exchange Commission.

GENERAL

          The Company is the developer of the Careside Analyzer System, a proprietary blood testing system. It is designed to decentralize laboratory operations and provides a solution to the limitations of central blood testing laboratories. The Careside Analyzer System consists of a desktop testing instrument called the CareSide Analyzer, disposable test cartridges and an optional hematology device which has been developed and is manufactured by a third party. The Careside Analyzer System performs blood tests at the same location as the patient, or what is commonly called near patient testing. It provides rapid test results within 10 to 15 minutes from the time the blood is drawn from the patient, in contrast to the traditional method of sending blood samples to hospital or commercial laboratories and waiting between 4 and 24 hours to obtain test results. Such centralized laboratories are burdened by transportation time and volume processing steps. In addition, the Careside Analyzer System is expected to be cost competitive and will offer a comprehensive test menu, which the Company believes represents more than 80% of all routine blood tests ordered on an out-patient basis. These include all of the most commonly ordered blood tests, as well as blood tests required for critical care testing, including chemistry, electrochemistry, coagulation and immunochemistry tests within a single testing instrument and hematology testing in an optional separate but integrated instrument. As of June 30, 1999, the CareSide Analyzer and 31 tests were cleared for marketing by the FDA or are exempt and can be marketed for professional laboratory use. An additional 21 FDA approved hematology tests will be available through the CDC Agreement in July 1999. The Company believes that no other product for decentralized blood testing currently in the market offers nearly as broad a menu of tests or combines these test categories.

          The Company has no products available for sale and does not expect to have any products commercially available until the fourth quarter of 1999. The Company has incurred losses and expects to incur increasing losses for the foreseeable future as the Company launches its products and its product development expenditures continue. The Company's revenue for the immediate future will be limited to interest income and other miscellaneous income.

          The following is a discussion of the financial condition and results of operations for the Company for the three and six months ended June 30, 1999 and 1998. It should be read in conjunction with the Interim

Financial Statements of the Company, the Notes thereto and other financial information included elsewhere in this report.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 AND 1998

          Research and Developments Expenses. Research and development expenses decreased to approximately $1.6 million for the three months ended June 30, 1999 from $2.2 million for the three months ended June 30, 1998. This decrease of $0.6 million, or 27%, was primarily attributable to completion of the development work associated with producing the CareSide Analyzer and a lower level of staffing associated with new test development.

          Sales and Marketing Expenses. Sales and marketing expenses increased to $118,000 for the three months ended June 30, 1999 from $74,000 for the three months ended June 30, 1998. This increase of $44,000, or 59%, is primarily attributable to increases in sales and marketing efforts associated with the anticipated launch of the CareSide Analyzer System and increases in sales and marketing staff.

          General and Administrative Expenses. General and administrative expenses increased to $277,000 for the three months ended June 30, 1999 from $116,000 for the three months ended June 30, 1998. This increase of $161,000, or 139%, is primarily attributable to increases in legal costs and compensation related to adding a Chief Financial Officer.

          Net Interest Income (Expense). Interest income decreased to approximately $28,000 for the three months ended June 30, 1999 compared to $98,000 for the three months ended June 30, 1998. This decrease of $70,000, or 71%, is attributable to lower average balances of cash and cash equivalents during 1999, given the proceeds from the IPO completed in June 1999 were available for investment for a limited portion of the second quarter ended June 30, 1999. Interest expense increased to $381,000 in 1999 from $0 in 1998 due to equipment lease financing and interest payable on the bridge loan (the "Bridge Loan") issued to the Company by S.R. One, Limited ("S.R. One") and the non-cash interest charge associated with the costs of warrants granted to S.R. One in connection with the conversion of outstanding debt into shares of Series A Convertible Preferred Stock.

          Net Loss. Net loss increased $53,000 during the three months ended June 30, 1999, or 2%, to $2.4 million for the three months ended June 30, 1999 from $2.3 million for the three months ended June 30, 1998. This increase reflects the increase in interest expense offset by decreases in research and development expenses.

SIX MONTHS ENDED JUNE 30, 1999 AND 1998

          Research and Development Expenses. Research and development expenses increased to approximately to $3.9 million for the first half of 1999 from $3.7 million for the first half of 1998. This increase of $157,000, or 4%, was primarily attributable to efforts to complete the production of the CareSide Analyzer in the first quarter of 1999 and to support additional test submissions to the FDA.

          Sales and Marketing Expenses. Sales and marketing expenses increased to $269,000 for the first half of 1999 from $127,000 for the first half of 1998. This increase of $142,000, or 112%, is primarily attributable to preliminary sales and marketing efforts to launch the CareSide Analyzer System and increases in sales and marketing staff.

          General and Administrative Expenses. General and administrative expenses increased to $535,000 for the first half of 1999 from $287,000 for the first half of 1998. This increase of $248,000, or 86%, is primarily attributable to increases in legal costs and compensation related to adding a Chief Financial Officer.

          Net Interest Income (Expense). Interest income decreased to approximately $70,000 for the six months ended June 30, 1999 from $116,000 for the six months ended June 30, 1998. This decrease of $46,000, or

39%, is attributable to lower average balances of cash and cash equivalents during 1999. Interest expense increased to approximately $783,000 for the six months ended June 30, 1999 from $0 for the six months ended June 30, 1998 due to a non-cash interest charge associated with the Bridge Loan Warrants (as defined herein) and interest payable on the Bridge Loan and equipment lease financing.

          Net Loss. The net loss increased $1.4 million, or 34%, to approximately $5.4 million for the six months ended June 30, 1999 from $4.0 million during the six months ended June 30, 1998. This increase was attributable to increases in operating and interest expense.

          The Company expects that results of operations in the future will fluctuate significantly from period to period. Such fluctuations may result from numerous factors, including the amount and timing of revenues earned from sales, proceeds from existing or future collaborative distribution relationships or joint ventures, if any, the cost of preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, the status of competing products and technologies and the timing and availability of financing for the Company. In the near term, the Company believes that comparisons of its quarterly and annual historical results may not be meaningful and should not be relied upon as an indication of future performance.

INCOME TAXES

          As of December 31, 1998, the Company had approximately $2,148,000 and $225,000 of net operating loss and research and development credit carryforwards, respectively, for federal income tax purposes, which expire on various dates between 2011 and 2013. As of December 31, 1998, the Company had capitalized approximately $12.9 million of research and development expenses for federal income tax purposes.

          The availability of the net operating loss carryforward to reduce U.S. federal taxable income is subject to various limitations under the Code, as amended, in the event of an ownership change as defined in Section 382 of the Code. The Company experienced a change in ownership interest in excess of 50% as defined under the Code upon the consummation of the IPO. The Company does not believe that this change in ownership significantly impacts the Company's ability to utilize its net operating loss and tax credit carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

          The Company has financed its operations primarily through the sales of its capital stock. On June 21, 1999, the Company completed an IPO of two million Units. Each Unit included one share of Common Stock and one Warrant. The IPO transaction substantially increased cash available to the Company and is reflected in the financial statements included elsewhere in this document. As of June 30, 1999, the Company had cash and cash equivalents of approximately $12.4 million and working capital of approximately $8.5 million. The Company expects that such amounts will be used primarily to complete product development and to launch its product, to purchase manufacturing equipment and expand the Company's facilities and build inventory and provide working capital. As of June 30, 1999, the Company has a material commitment for capital expenditures relating to completion of the automated assembly line for producing its test cartridges. The Company estimates that its current liquidity, sales revenue expected after 1999 and equipment lease financing proceeds (under the Company's current equipment lease facility) will be sufficient to fund the Company's operating expenses and capital requirements for at least the next 12 months.
The Company's operating expenses will increase as it approaches market launch of its product in the fourth quarter of 1999. The Company also expects that the development of additional tests will require research expenditures at a level comparable to past spending for test development. Sales and marketing activities will require hiring and training approximately 15 additional staff in 1999. Initiation of manufacturing activities will require hiring approximately 20 staff and capital expenditures to purchase the equipment needed for the automated assembly line. The estimate of the period for which the Company expects its available sources of cash sufficient to meet its funding needs is a forward looking statement that involves risks and uncertainties. The Company's future expenditures and capital requirements will depend on numerous factors, including, without limitation, the progress of its market launch, development programs, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, changes in or termination of existing collaborative arrangements, the ability of the Company to establish, maintain and avoid termination of collaborative arrangements and the purchase of capital equipment and acquisitions of compounds, technologies or businesses. The Company's cash requirements are expected to continue to increase significantly each year as it expands its activities and operations. There can be no assurance that the Company will ever be able to generate product revenue or achieve or sustain profitability.

YEAR 2000 COMPLIANCE

          The Company has identified Year 2000 risks in the following categories: internal business operations software; software utilized within the CareSide Analyzer; and software used by the Company's external suppliers and distributors. A review of the Company's non-information technology systems did not identify any material risks.

          With respect to internal operations, most of the Company's computers and software programs have been recently acquired. The Company has relied on the efforts of computer and software vendors to make their latest hardware and software releases Year 2000 compliant. As a result, no incremental material compliance cost is expected to be incurred in this area. Management of the Company has contacted vendors to confirm the status of their software that the Company uses. In addition, the Company has utilized Year 2000 test software to evaluate compliance.

          With respect to the CareSide Analyzer, all development work has occurred since the widespread recognition of the Year 2000 problem. The Company designed its products and the software encoded in its system to be Year 2000 compliant. The Company plans to issue software updates for the CareSide Analyzer on a routine basis to add additional tests to the menu. If an unforeseen Year 2000 issue arises, the Company could distribute compliant software to its customers at little or no incremental cost as part of these routine updates. In the future, it will also be necessary to link the CareSide Analyzer with customer systems. If these systems are Year 2000 compliant, management's time addressing Year 2000 issues on the CareSide Analyzer's interface with customer systems will be minimal. If they are not, management's time may be more significant. As the specific customers are not known at this time, it is not possible to measure the opportunity cost.

          Regarding the Company's critical suppliers, the worst scenario that the Company might encounter would be a short-term disruption of supply if a vendor were impacted by an unforeseen Year 2000 failure. The Company inquires regularly regarding its suppliers' Year 2000 compliance programs. To date, the Company believes that its suppliers either are or will be Year 2000 compliant. The Company expects to establish appropriate contingency plans by the third quarter of 1999 in the event certain key suppliers are not Year 2000 compliant. These contingency plans could include utilizing alternative suppliers or building inventory of critical parts as appropriate. The Company does not anticipate any incremental material costs if it is required to implement its contingency plans.

          The Company expects sales of its product to begin in the fourth quarter of 1999. This may include sales pursuant to the Company's distribution and supply agreement with SmithKline Beecham Clinical Laboratories ("SBCL"). Based on inquiries of SBCL, if the distribution of the Company's product does commence before the Year 2000, the Company does not believe that Year 2000 problems encountered by SBCL would impact the Company's ability to distribute its product. Distribution of the Company's products by other third parties is not anticipated before the year 2000.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

          Not applicable

                                    PART II
                               OTHER INFORMATION


Item 2.   Changes in Securities and Use of Proceeds

     Sale of Unregistered Securities; Changes in Securities

          Upon consummation of the IPO, S.R. One, pursuant to a Securities Conversion Agreement, dated as of June 14, 1999, between S.R. One and the Company (the "Conversion Agreement"), converted $1 million, plus accrued interest thereon, of the $3 million principal amount of the Bridge Loan into 162,914 shares of Series A Preferred Stock. The remaining $2 million of the Bridge Loan matures in December 1999. The annual interest rate on the remaining $2 million Bridge Loan increased to 10% on July 1, 1999. Pursuant to the Conversion Agreement, S.R. One has the option to convert all or any portion of the remaining Bridge Loan, plus accrued interest thereon, into shares of Series A Preferred Stock at a conversion price of $6.375 per common share.

          As part of the conversion of a portion of the Bridge Loan described above, the warrant ("Bridge Warrant") issued by the Company to S.R. One in connection with the Bridge Loan was modified such that it will be exercisable in all events for 235,294 shares of Common Stock. The Bridge Warrant will become exercisable on December 16, 1999.

          In June 1999, the Company granted stock options to purchase an aggregate of 10,815 shares of Common Stock under the Company's 1996 Incentive and Non-Qualified Stock Option Plan to five of the Company's non-employee directors. The per share exercise price of these stock options is $7.50.

          The Company believes that the transactions described above were exempt from registration under Sections 3(a)(9) and 3(b) of the Securities Act of 1933, as amended (the "Securities Act") because the securities issued were either (1) exchanged by the Company with an existing securityholder exclusively where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange or (2) issued pursuant to a compensatory benefit plan pursuant to Rule 701 under the Securities Act. In addition, recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates issued in such transactions. All recipients had adequate access through their relationship with the Company, to information about the Company.

     Use of Proceeds

          On June 15, 1999, the Company's Registration Statement on Form S-1 (File No. 33-69207) (the "Registration Statement") was declared effective by the Securities and Exchange Commission, which Registration Statement related to the Company's initial public offering of up to 2,000,000 Units (not including the over-allotment option granted to the underwriters). The Registration Statement also related to the shares of Common Stock and Warrants included in such 2,000,000 Units, warrants to purchase up to 200,000 Units granted to the representatives of the underwriters of the Company in the IPO, and 2,200,000 Shares of Common Stock underlying the Warrants included in all of the Units. The managing underwriters of the IPO were Paulson Investment Company, Inc., Millennium Financial Group, Inc. and marion bass securities corporation. Two million Units were sold at a public offering price of $7.50 per share, for an aggregate offering price of $15.0 million. Expenses of the IPO were $2.6 million, including an underwriting discount of $920,000 and other offering expenses of $1.7, for net proceeds to the Company of $12.4 million. As of June 30, 1999, the net proceeds of the IPO have been invested in short term interest bearing investments.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits.

Exhibit No. Description
3.1         Amended and Restated Certificate of Incorporation of Careside, Inc.
3.2         Certificate of Designations of Series A Convertible Preferred Stock
3.3         Amended and Restated Bylaws of Careside, Inc.
4.1*        Specimen Stock Certificate
4.1a        Specimen Warrant Certificate
4.1b        Specimen Unit Certificate
4.2*        Placement Agent Warrant Agreement dated as of January 31, 1997 by and between Careside, Inc. and Spencer Trask
            Securities Incorporated (including Form of Warrant)
4.3*        Placement Agent Warrant Agreement dated as of March 6, 1998 by and between Careside, Inc. and Spencer Trask Securities
            Incorporated (including Form of Warrant)
4.4*        Securities Purchase Agreement dated as of December 17, 1998 by and between S.R. One, Limited and Careside, Inc.
            (including Form of Note) (as amended)
4.5*        Warrant Issued to S.R. One, Limited dated December 17, 1998
4.6         Warrant Agreement dated June 21, 1999, by and between Careside, Inc. and Paulson Investment Company, Inc.
4.7         Warrant Agreement dated June 21, 1999, by and between Careside, Inc. and American Stock Transfer & Trust Company, as
            Warrant Agent
4.8         Warrant issued to S.R. One, Limited dated June 21, 1999
4.9         New Note issued to S.R. One, Limited dated June 21, 1999
10.1*       Registration Rights Agreement dated as of November 7, 1996, by and among SmithKline Beecham Diagnostic Systems Co.,
            SmithKline Beecham Corporation and Careside, Inc.
10.2*       Registration Rights Agreement dated as of December 4, 1996, by and among Careside, Inc., Exigent Partners, L.P., W.
            Vickery Stoughton, Thomas H. Grove, Kenneth B. Asarch, William S. Knight, Donald S. Wong, Ashok K. Sawhney and Philip B.
            Smith
10.3*       Amendment No. 1 to Registration Rights Agreement dated as of January 31, 1997, by and among Careside, Inc., Exigent
            Partners, L.P., W. Vickery Stoughton, Thomas H. Grove, Kenneth B. Asarch, William S. Knight, Donald S. Wong, Ashok K.
            Sawhney and Philip B. Smith
10.4*       Registration Rights Agreement dated as of December 4, 1996, by and between Careside, Inc. and Spencer Trask Securities
            Incorporated
10.5*       Registration Rights Agreement dated as of January 31, 1997, by and among Careside, Inc. and the Investors signatory thereto
10.6*       Stockholders Agreement dated as of December 4, 1996, by and among Careside, Inc., SmithKline Beecham Corporation,
            SmithKline Beecham Diagnostic Systems Co., Spencer Trask Securities Incorporated, Exigent Partners, L.P., W. Vickery
            Stoughton, Thomas H. Grove, Kenneth B. Asarch, William S. Knight, Donald S. Wong, Ashok K. Sawhney, Philip B. Smith and
            each Investor signatory thereto
10.7*       Consulting Agreement by and between Careside, Inc. and Cedar Capital Investors dated August 8, 1997
10.8*       Employment Agreement dated as of March 3, 1997, between Careside, Inc. and W. Vickery Stoughton
10.9*       Employment Agreement dated as of March 3, 1997, between Careside, Inc. and Thomas H. Grove
10.10*      Employment Agreement dated as of July 30, 1998, between Careside, Inc. and James R. Koch
10.11*      1996 Incentive and Non-Qualified Stock Option Plan, as amended and restated
10.12*      1996 Key Executive Stock Option Plan, as amended and restated
10.13*      1998 Incentive and Non-Qualified Stock Option Plan
10.14*      1998 Director Stock Option Plan


10.15*      Standard Industrial/Commercial Single-Tenant Lease-NET dated as of October 14, 1996, by and between Fox Hills Business
            Park, a California Limited Partnership and Careside, Inc.
10.16*      Agreement dated as of April 13, 1999, by and between Fuji Photo Film Co., Ltd. and Careside, Inc.+
10.17*      Agreement dated as of December 12, 1995, by and between United Medical Manufacturing Company and SmithKline Beecham
            Corporation and assignment
10.18*      Product Development and Supply Agreement dated as of July 18, 1997, by and between Careside, Inc. and UMM Electronics,
            Inc.
10.19*      Agreement executed December 7, 1995 and February 28, 1996, by and between SmithKline Beecham Corporation and Hauser,
            Inc. and assignment
10.20*      Agreement Number CP032284 Cost Type executed December 5 and 17, 1996 by and between Battelle Memorial Institute and
            Careside, Inc.
10.21*      Joint Research and Development Agreement dated as of October 28, 1996 by and between Careside, Inc. and International
            Technidyne Corporation
10.22       Collaborative Agreement dated as of May 20, 1999 by and between Careside, Inc. and CDC Technologies, Inc.+
10.23*      Distribution and Supply Agreement dated as of November 7, 1996, by and between SmithKline Beecham Clinical Laboratories,
            Inc. and Careside, Inc., as amended on February 12, 1999.+
10.24*      Asset Purchase Agreement dated as of November 7, 1996, by and among SmithKline Beecham Clinical Laboratories, Inc.,
            SmithKline Beecham Diagnostic Systems Co. and Careside, Inc.
10.25*      Loan and Security Agreement dated as of October 1, 1996, by and between Careside, Inc. and SmithKline Beecham
            Corporation
10.26*      Placement Agency Agreement dated as of December 10, 1996, by and between Careside, Inc. and Spencer Trask Securities
            Incorporated
10.27*      Placement Agency Agreement dated as of January 29, 1998, by and between Spencer Trask Securities Incorporated and
            Careside, Inc.
10.28*      Investment Banking Agreement dated as of January 31, 1997, by and between Careside, Inc. and Spencer Trask Securities
            Incorporated
10.29*      Agreement of Limited Partnership of Exigent Partners, L.P. dated as of October 1996, by and between Kevin Kimberlin and those persons listed on Schedule A attached thereto
10.30*      The Lincoln National Life Insurance Company Standardized 401(k) Salary Reduction Plan and Trust Prototype Plan Adoption
            Agreement Plan #008, effective January 1, 1997, by and between Careside, Inc., W. Vickery Stoughton and Thomas Grove
10.31*      Employee Stock Purchase Plan
10.32*      Registration Rights Agreement dated as of March 6, 1998, by and among Careside, Inc. and the Investors signatory thereto
10.33*      Registration Rights Agreement dated as of March 6, 1998, by and between Careside, Inc. and Spencer Trask Securities
            Incorporated
10.34*      Registration Rights Agreement dated as of December 17, 1998, by and between Careside, Inc. and S.R. One, Limited
10.35*      Waiver Letter Agreement dated as of May 25, 1999, by and between Careside, Inc. and Spencer Trask Securities
            Incorporated
10.36*      Letter Agreements between Advanced Medical Information Technologies, Inc. and Careside, Inc. dated January 11, 1999,
            January 25, 1999 and February 19, 1999+
10.37       Securities Conversion Agreement dated as of June 14, 1999, between S.R. One, Limited and Careside, Inc.


10.38       Amended and Restated Registration Rights Agreement dated as of June 21, 1999, between S.R. One, Limited and Careside,
            Inc.
27.1        Financial Data Schedule

_____________
* Incorporated by reference to the exhibit of the same number filed with Careside, Inc.'s Registration Statement on Form S-1 (File No. 333-69207)
+ Portions of these documents have been omitted pursuant to a request for confidential treatment. The omitted material has been filed separately with the Securities and Exchange Commission.

     (b)  Reports on Form 8-K.

          No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                    SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                                  CARESIDE, INC.


Date:  August 13, 1999            By:  /s/ W. Vickery Stoughton
                                       -----------------------------------------
                                           W. Vickery Stoughton
                                           Chairman and Chief Executive Officer
                                           (Principal Executive Officer)



                                  By:  /s/ James R. Koch
                                       -----------------------------------------
                                           James R. Koch
                                           Executive Vice President and
                                           Chief Financial Officer (Principal
                                           Financial and Accounting Officer)