Form 10-Q
period 1999-09-30
CARESIDE INC
filed 1999-11-12
CIK 1070602

                      SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC  20549
                                 _______________

                                   FORM 10-Q


(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934.

      For the quarterly period ended September 30, 1999
                                     ------------------


                                      OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934.

      For the transition period from ___________ to ___________.


                      Commission file number    333-69207
                                                ---------


                                Careside, Inc.
                                --------------
            (Exact name of registrant as specified in its charter)


             Delaware                                  23-2863507
             --------                                  ----------
  (State or other jurisdiction             (IRS employer identification no.)
of incorporation or organization)



                 6100 Bristol Parkway, Culver City, CA  90230
                 --------------------------------------------
           (Address of principal executive offices)       (zip code)


Registrant's telephone number, including area code (310) 338-6767
                                                   --------------


          Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such
filing requirements for the past 90 days        Yes        No   X
                                                    ---        ---


          The number of shares outstanding of the Registrant's common Stock, par value $.01 per share, was 7,084,340 as of November 12, 1999

                                 CARESIDE, INC.

                                     INDEX

                                                                                                                          Page
                                                                                                                          ----
Part I  Financial Information

        Item 1.  Financial Statements (unaudited)
                 --------------------------------
                 Balance Sheets at December 31, 1998 and September 30, 1999................................................ 3
                 Statements of Operations for the three and nine months ended
                   September 30, 1998 and 1999............................................................................. 4
                 Statements of Cash Flows for the nine months ended
                   September 30, 1998 and 1999............................................................................. 5
                 Notes to Financial Statements............................................................................. 6

        Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations......................8

        Item 3.  Quantitative and Qualitative Disclosures about Market Risk................................................11

Part II Other Information

        Item 2.  Changes in Securities and Use of Proceeds.................................................................12

        Item 6.  Exhibits and Reports on Form 8-K..........................................................................13

Signatures.................................................................................................................14

                                    PART I
                             FINANCIAL INFORMATION

Item 1.    Financial Statements

                                CARESIDE, INC.
                         (a development-stage company)

                                BALANCE SHEETS
              (in thousands, except share and per share amounts)



                        ASSETS
                        ------
                                                                      December 31, 1998        September 30, 1999
                                                                      -----------------        ------------------
                                                                                                   (unaudited)
                                                                                                   -----------
CURRENT ASSETS
  Cash and cash equivalents.........................................       $  3,926.6             $  8,533.3
  Inventories.......................................................                -                  121.8
  Prepaid expenses and other........................................             82.1                  119.6
                                                                           ----------             ----------
    Total current assets............................................          4,178.3                8,774.7

PROPERTY AND EQUIPMENT, net.........................................          3,386.5                5,546.1
DEFERRED OFFERING COSTS.............................................            498.4                      -
DEPOSITS............................................................             17.7                   15.0
                                                                           ----------             ----------
                                                                           $  7,911.3             $ 14,335.8
                                                                           ==========             ==========

               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------

CURRENT LIABILITIES:
  Current portion of long-term debt.................................       $    187.0             $  2,175.8
  Accounts payable..................................................          1,369.9                  847.7
  Accrued expenses..................................................            160.4                  350.2
                                                                           ----------             ----------
    Total current liabilities.......................................          1,717.3                3,373.7
                                                                           ----------             ----------

LONG-TERM DEBT......................................................          2,044.9                1,272.0
                                                                           ----------             ----------

STOCKHOLDERS' EQUITY
  Series A convertible preferred stock, $.01 par value, 5,000,000 shares authorized, none issued and outstanding at December 31,
   1998, 162,914 issued and outstanding at September 30, 1999.......
                                                                                    -                    1.6
  Common stock, $.01 par value, 50,000,000 shares authorized,
   5,084,281 issued and outstanding at December 31, 1998, 7,084,281
   issued and outstanding at September 30, 1999.....................             50.8                   70.8

  Additional paid-in capital........................................         21,003.5               34,671.1

  Deficit accumulated during development stage......................        (16,905.2)             (25,053.4)
                                                                           ----------             ----------
     Total stockholders' equity.....................................          4,149.1                9,690.1
                                                                           ----------             ----------
                                                                           $  7,911.3             $ 14,335.8
                                                                           ==========             ==========

The accompanying notes are an integral part of these financial statements.

                                 CARESIDE, INC.
                         (a development-stage company)

                            STATEMENTS OF OPERATIONS
              (in thousands, except share and per share amounts)
                                  (unaudited)

                                                                                                For the Period
                                           Three Months Ended         Nine Months Ended         From Inception
                                              September 30,              September 30,          (July 10, 1996)
                                        ------------------------    ------------------------    Through
                                           1998          1999          1998          1999       September 30, 1999
                                        ----------    ----------    ----------    ----------    -------------------
OPERATING EXPENSES:
    Research and development.........   $  2,460.0    $  2,074.8    $  6,159.0    $  5,931.1        $ 21,686.4
    Sales and marketing..............         57.0         307.8         184.0         577.0             826.0
    General and administrative.......        177.5         422.2         464.5         957.1           2,254.3
                                        ----------    ----------    ----------    ----------        ----------

          Operating Loss.............     (2,694.5)     (2,804.8)     (6,807.5)     (7,465.2)        (24,766.7)

INTEREST INCOME......................         80.4         132.1         195.9         202.0             649.7
INTEREST EXPENSE.....................            -         (73.1)            -        (856.0)           (907.4)
                                        ----------    ----------    ----------    ----------        ----------

NET LOSS.............................     (2,614.1)     (2,745.8)     (6,611.6)     (8,119.2)        (25,024.4)

DIVIDENDS ON SERIES A
      PREFERRED STOCK................            -         (26.2)            -         (29.0)            (29.0)
                                        ----------    ----------    ----------    ----------        ----------

NET LOSS TO COMMON
 STOCKHOLDERS........................   $ (2,614.1)   $ (2,772.0)   $ (6,611.6)   $ (8,148.2)       $(25,053.4)
                                        ==========    ==========    ==========    ==========        ==========

BASIC NET LOSS PER SHARE............    $    (0.51)   $    (0.39)   $    (1.48)   $    (1.39)
                                        ==========    ==========    ==========    ==========

SHARES USED IN COMPUTING BASIC NET
 LOSS PER SHARE.....................     5,084,340     7,084,340     4,476,833     5,868,223
                                         =========    ==========    ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                                 CARESIDE, INC.
                         (a development-stage company)

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                                                              For the Period
                                                                                                              From Inception
                                                                                  Nine Months Ended           (July 10, 1996)
                                                                                     September 30,                Through
                                                                            -----------------------------      September 30,
                                                                              1998                1999             1999
                                                                            ---------           ---------     ---------------
OPERATING ACTIVITIES:
  Net Loss                                                                  $(6,611.6)          $(8,119.2)         $(25,024.4)
  Adjustments to reconcile net loss to net cash used in
    operating activities -
    Depreciation                                                                441.2               873.3             1,398.6
    Imputed interest on long-term debt                                              -               289.8               298.1
    Amortization of debt discount                                                   -               309.2               330.2
  Change in assets and liabilities-
    Increase in inventories                                                         -              (121.8)             (121.8)
    Decrease (increase) in prepaid expenses and other                          (668.9)              (37.5)             (289.2)
    Decrease (increase) in deposits                                              80.1                 2.7                   -
    Increase (decrease) in accounts payable                                     804.9               (23.8)            1,346.2
    Increase (decrease) in accrued expenses                                     (41.7)              199.4               379.4
                                                                            ---------           ---------          ----------
      Net cash used in operating activities                                  (5,996.0)           (6,627.9)          (21,683.0)
                                                                            ---------           ---------          ----------

INVESTING ACTIVITIES:
  Purchases of short-term investments                                        (1,647.9)                  -                   -
  Purchases of property and equipment                                          (861.7)           (3,032.8)           (6,271.5)
                                                                            ---------           ---------          ----------
      Net cash used in investing activities                                  (2,509.6)           (3,032.8)           (6,271.5)
                                                                            ---------           ---------          ----------

FINANCING ACTIVITIES:
  Net borrowings  (repayments) on line of credit                                    -                   -                   -
  Proceeds from issuance of notes                                                   -             2,021.8             5,562.9
  Deferred offering costs                                                      (221.4)                  -              (690.3)
  Proceeds from the issuance of common stock                                 10,317.7            12,360.7            31,578.6
  Payment on note payable                                                           -              (115.1)             (115.1)
  Payment of stock subscription                                                     -                   -                99.0

  Cash received from SmithKline Beecham Corporation in  connection
    with the asset purchase                                                         -                   -                52.7
                                                                            ---------           ---------          ----------
      Net cash provided by financing activities                              10,096.3            14,267.4            36,487.8
                                                                            ---------           ---------          ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                     1,590.7             4,606.7             8,533.3
CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD                                  1,237.1             3,926.6                   -
                                                                            ---------           ---------          ----------
CASH & CASH EQUIVALENTS, END OF PERIOD                                      $ 2,827.8           $ 8,533.3          $  8,533.3
                                                                            =========           =========          ==========

   The accompanying notes are an integral part of these financial statements.

                                 CARESIDE, INC.
                         (a development-stage company)
                         NOTES TO FINANCIAL STATEMENTS
                                  (unaudited)

Note 1:   BASIS OF PRESENTATION

          The accompanying unaudited financial statements for the three and nine months ended September 30, 1999 of Careside, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management's opinion, all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the financial position and results of operations, have been made. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results expected for the entire year. These financial statements should be read in conjunction with the financial statements and notes related thereto included in the Company's Registration Statement on Form S-1 (File No. 333-69207). Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Note 4:   INVENTORIES

          At September 30, 1999, inventories consisted of raw materials to be utilized in the manufacturing of disposable test cartridges.

Note 5:   NET LOSS PER COMMON SHARE

          Basic loss per share was computed by dividing net loss applicable to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. Dilutive loss per share has not been presented, since the impact on loss per share is anti-dilutive to the Company's loss per share.

Note 6:   STATEMENTS OF CASH FLOW

          During the nine-month periods ended September 30, 1998 and 1999, cash paid for interest was approximatley zero and $104,000 respectively. During the same periods the company made no cash payments for income taxes.

          During the nine-month period ended September 30, 1999, non-cash investing and financing activities, which are excluded from the statement of cash flows are as follows. The company converted $1,000,000 of debt and $38,600 of accrued interest to Series A convertible preferred stock. This is reflected as approximately $1,600 Paid-In Capital, with the difference credited to additional paid-in capital. The company also accrued a dividend of $29,000 on its Series A convertible preferred stock. In connection with the company's initial public offering, $498,400 of unpaid deferred offering costs were offset against accounts payable. The company had no non-cash investing and financing activities in the nine-month period ending September 30, 1998.

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

GENERAL

          The Company is the developer of the Careside System, a proprietary blood testing system. It is designed to decentralize laboratory operations and provides a solution to the limitations of central blood testing laboratories. The Careside Analyzer System consists of a desktop testing instrument called the CareSide Analyzer(TM), disposable test cartridges and an optional hematology device which has been developed and is manufactured by a third party. The Careside Analyzer System performs blood tests at the same location as the patient, or what is commonly called near patient testing. It provides rapid test results within 10 to 15 minutes from the time the blood is drawn from the patient, in contrast to the traditional method of sending blood samples to hospital or commercial laboratories and waiting between 4 and 24 hours to obtain test results. Such centralized laboratories are burdened by transportation time and volume processing steps. In addition, the Careside Analyzer System is expected to be cost competitive and will offer a comprehensive test menu, which the Company believes represents more than 80% of all routine blood tests ordered on an out-patient basis. These include all of the most commonly ordered blood tests, as well as blood tests required for critical care testing, including chemistry, electrochemistry, coagulation and immunochemistry tests within a single testing instrument and hematology testing in an optional separate but integrated instrument. As of September 30, 1999, the CareSide Analyzer and 36 tests were cleared for marketing by the FDA or are exempt and can be marketed for professional laboratory use. An additional 18 FDA approved hematology tests will be available through the CDC Agreement signed in July 1999. The Company believes that no other product for decentralized blood testing currently in the market offers nearly as broad a menu of tests or combines these test categories.

          The Company's products are not yet available for sale. The Company expects to have commercial sales in the fourth quarter of 1999. The Company has incurred losses and expects to incur increasing losses for the foreseeable future as the Company launches its products and its product development and marketing expenditures continue. The Company's revenue for the immediate future will be limited to interest income and other miscellaneous income.

          The following is a discussion of the financial condition and results of operations for the Company for the three and nine months ended September 30, 1999 and 1998. It should be read in conjunction with the Interim Financial Statements of the Company, the Notes thereto and other financial information included elsewhere in this report.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

          Research and Developments Expenses. Research and development expenses decreased to approximately $2.1 million for the three months ended September 30, 1999 from $2.5 million for the three months ended September 30, 1998. This decrease of $0.4 million, or 16%, was primarily attributable to completion of third party contract development work associated with producing the CareSide Analyzer and a lower level of staffing associated with new test development.

          Sales and Marketing Expenses. Sales and marketing expenses increased to $308,000 for the three months ended September 30, 1999 from $57,000 for the three months ended September 30, 1998. This increase of $251,000, or 440%, is primarily attributable to increases in sales and marketing efforts associated with the anticipated launch of the Careside Analyzer System, sales force salaries and increases in marketing staff.

          General and Administrative Expenses. General and administrative expenses increased to $422,000 for the three months ended September 30, 1999 from $178,000 for the three months ended September 30, 1998. This increase of $244,000, or 137%, is primarily attributable to increases in administrative staff, expenses associated with being a public company and information technology expenditures.

          Net Interest Income (Expense). Net interest income decreased to approximately $59,000 for the three months ended September 30, 1999 compared to $80,000 for the three months ended September 30, 1998. This decrease of $21,000, or 26%, is attributable to higher interest expense in 1999. Interest expense increased to $73,000 in 1999 from $0 in 1998 due to equipment lease financing and interest payable on the bridge loan (the "Bridge Loan") issued to the Company by S.R. One, Limited ("S.R. One).

          Net Loss. Net loss to common stockholders increased $157,000 or 6%, to $2.8 million for the three months ended September 30, 1999 from $2.6 million for the three months ended September 30, 1998. This increase reflects the increase in interest expense, administrative and marketing expenses offset by decreases in research and development expenses and increased interest income.

NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

          Research and Developments Expenses. Research and development expenses decreased to approximately $5.9 million for the first nine months of 1999 from $6.2 million for the same period of 1998. This decrease of $228,000, or 4%, was primarily attributable to completion of development efforts for the CareSide Analyzer and reduced development costs for test submissions to the FDA.

          Sales and Marketing Expenses. Sales and marketing expenses increased to $577,000 for the first nine months of 1999 from $184,000 for the same period of 1998. This increase of $393,000, or 214%, is primarily attributable to hiring the sales force, preliminary sales and marketing efforts to launch the Careside Analyzer System and increases in marketing staff.

          General and Administrative Expenses. General and administrative expenses increased to $957,000 for the first nine months of 1999 from $465,000 for the same period of 1998. This increase of $492,000, or 106%, is primarily attributable to compensation related to adding a Chief Financial Officer and other administrative staff, expenses for investor relations after the public offering and information technology consulting.

          Net Interest Income (Expense). Interest income increased to approximately $202,000 for the nine months ended September 30, 1999 from $196,000 for the nine months ended September 30, 1998. This increase of $6,000, or 3%, is attributable to higher average balances of cash and cash equivalents during 1999 after the initial public offering. Interest expense increased to approximately $856,000 for the nine months ended September 30, 1999 from $0 for the nine months ended September 30, 1998. This increase is due to a non-cash interest charge associated with the Bridge Loan Warrants (as defined herein), a non-cash interest charge associated with the Bridge Loan and equipment lease financing.

          Net Loss. The net loss increased $1.5 million, or 23%, to approximately $8.1 million for the nine months ended September 30, 1999 from $6.6 million during the nine months ended September 30, 1998. This increase was attributable to increases in operating and non-cash interest expense.

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

          The availability of the net operating loss carryforward to reduce U.S. federal taxable income is subject to various limitations under the Code, as amended, in the event of an ownership change as defined in Section 382 of the Code. The Company experienced such an ownership change upon consummation of the IPO. The Company does not believe that this change in ownership significantly impacts the Company's ability to utilize its net operating loss and tax credit carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

          The Company has financed its operations primarily through sales of its capital stock. On June 21, 1999, the Company completed an IPO of 2,000,000 Units. Each Unit was comprised of one share of Common Stock and one Warrant. The IPO transaction substantially increased cash available to the Company and is reflected in the financial statements included elsewhere in this document. As of September 30, 1999, the Company had cash and cash equivalents of approximately $8.5 million and working capital of approximately $5.4 million. The Company expects that such amounts will be used primarily to complete product development and to launch its product, to purchase manufacturing equipment, to build inventory and to provide working capital. As of September 30, 1999, the Company had a material commitment for capital expenditures relating to completion of the automated assembly line for producing its test cartridges. The Company estimates that its current liquidity, sales revenue expected after 1999 and equipment lease financing (under the Company's current equipment lease facility) will be sufficient to fund the Company's operating expenses and capital requirements excluding bridge debt repayment for at least the next 9 to 12 months. The Company's operating expenses will increase as it approaches market launch of its product in the fourth quarter of 1999. The Company also expects that the development of additional tests will require research expenditures at a level comparable to past spending for test development. Initiation of manufacturing activities will require hiring approximately 10 additional staff and capital expenditures to purchase the equipment needed for the automated assembly line. In addition, the Company is pursuing alternative means of restructuring its bridge debt. The estimate of the period for which the Company expects its available sources of cash sufficient to meet its funding needs is a forward looking statement that involves risks and uncertainties. The Company's future expenditures and capital requirements will depend on numerous factors, including, without limitation, the progress of its market launch, development programs, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, changes in or termination of existing collaborative arrangements, the ability of the Company to establish, maintain and avoid termination of collaborative arrangements and the purchase of capital equipment and acquisitions of compounds, technologies or businesses. The Company's cash requirements are expected to continue to increase each year as it expands its activities and operations. There can be no assurance that the Company will ever be able to generate product revenue or achieve or sustain profitability.

YEAR 2000 COMPLIANCE

          The Company has identified Year 2000 risks in the following categories: internal business operations software; software utilized within the CareSide Analyzer; and software used by the Company's external suppliers. A review of the Company's non-information technology systems did not identify any material risks.

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

          With respect to the CareSide Analyzer, all development work has occurred since the widespread recognition of the Year 2000 problem. The Company designed its products and the software in its system to be Year 2000 compliant. The Company plans to issue software updates for the CareSide Analyzer on a routine basis to add additional tests to the menu. If an unforeseen Year 2000 issue arises, the Company could distribute compliant software to its customers at little or no incremental cost as part of these routine updates. In the future, it will also be necessary to link the CareSide Analyzer with customer systems. If these systems are Year 2000 compliant, management's time addressing Year 2000 issues on the CareSide Analyzer's interface with customer systems will be minimal. If they are not, management's time may be more significant. As the specific customers are not known at this time, it is not possible to measure the opportunity cost.

          Regarding the Company's critical suppliers, the Company might at most encounter a short-term disruption of supply if a vendor were impacted by an unforeseen Year 2000 failure. The Company inquires regularly regarding its suppliers' Year 2000 compliance programs. To date, the Company believes that its suppliers either are or will be Year 2000 compliant. The Company expects to establish appropriate contingency plans by the end of the fourth quarter of 1999 in the event certain key suppliers are not Year 2000 compliant. These contingency plans could include utilizing alternative suppliers or building inventory of critical parts as appropriate. The Company does not anticipate any incremental material costs if it is required to implement its contingency plans.


Item 3.   Quantitative and Qualitative Disclosures about Market Risk

          Not applicable

                                    PART II
                               OTHER INFORMATION


Item 2.   Changes in Securities and Use of Proceeds

     Sale of Unregistered Securities; Changes in Securities

          None

     Use of Proceeds

          On June 15, 1999, the Company's Registration Statement on Form S-1 (File No. 33-69207) (the "Registration Statement") was declared effective by the Securities and Exchange Commission, which registration statement related to the Company's initial public offering of up to 2,000,000 Units (not including the over-allotment option granted to the underwriters). The Registration Statement also related to the shares of Common Stock and Warrants included in such 2,000,000 Units, warrants to purchase up to 200,000 Units granted to the representatives underwriters of the Company in the IPO, and 2,200,000 Shares of Common Stock underlying the Warrants included in all of the Units. The managing underwriters of the IPO were Paulson Investment Company, Inc., Millennium Financial Group, Inc. and marion bass securities corporation. Two million Units were sold at a public offering price of $7.50 per share, for an aggregate offering price of $15.0 million. Expenses of the IPO were $2.6 million, including an underwriting discount of $920,000 and other offering expenses of $1.7, for net proceeds to the Company of $12.4 million. As of September 30, 1999, approximately $2,772,000 has been used for research and development and other operating costs. Remaining net proceeds of the IPO have been invested in short term interest bearing investments.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibit.

Exhibit No. Description
27.1        Financial Data Schedule

_____________
No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                 SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                               CARESIDE, INC.


Date:  November 12, 1999       By:  /s/ W. Vickery Stoughton
                                  ---------------------------------------------
                                      W. Vickery Stoughton
                                      Chairman and Chief Executive Officer
                                      (Principal Executive Officer)



                               By:  /s/ James R. Koch
                                  ---------------------------------------------
                                      James R. Koch
                                      Executive Vice President and Chief
                                      Financial Officer
                                      (Principal Financial and Accounting
                                      Officer)