Form 10-K
period 1999-12-31
CARESIDE INC
filed 2000-03-29
CIK 1070602

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended: December 31, 1999

                        Commission file number: 1-15051

                                Careside, Inc.
            (Exact name of registrant as specified in its charter)

                   Delaware                                        23-2863507
 (State or other jurisdiction of incorporation
                or organization)                       (IRS Employer Identification No.)

                  6100 Bristol Parkway, Culver City, CA 90230
              (Address of principal executive offices) (Zip Code)

      Registrant's telephone number, including area code: (310) 338-6767

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.01 per share
                               (Title of Class)

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_].

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  On March 24, 2000, the aggregate market value of the Registrant's Common Equity, par value $.01 per share, held by nonaffiliates of the Registrant was approximately $76.9 million, based upon the closing sale price reported for such date on the American Stock Exchange. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

  On March 24, 2000, 8,565,620 shares of the Registrant's Common Stock, par value $.01 per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Shareholders scheduled to be held on May 9, 2000 are incorporated by reference into Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

Item 1. Business

  We have developed and sell a proprietary blood testing system. It is designed to decentralize laboratory operations. The system provides cost-effective, accurate test results within 10 to 15 minutes at the point-of-care, for a comprehensive menu of routine blood tests. Because it provides rapid test results, the Careside system can also perform blood tests required for critical care testing. The Careside system performs chemistry, electrochemistry, coagulation and hematology tests currently. We plan to offer immunochemistry tests for the Careside system later in 2000. Tests in these five different test categories comprise the vast majority of blood tests ordered. No other point-of-care product currently in the market offers as broad a menu of tests or combines these five test categories. Our goal is to make the Careside system the standard for routine and critical care blood testing. If we are successful, diagnostic information will travel more rapidly and healthcare costs for physicians, providers and payers will be reduced.

  The Careside system consists of the Careside Analyzer and disposable test cartridges, the H-2000 and the Careside Connect. The H-2000 is a separate hematology testing device. We have also developed a data interface, which will link the testing devices. This is called the Careside Connect. It enables the electronic transmission of blood test results to customer information systems. We expect to release the Careside Connect for sale in the summer 2000. We are currently developing the software that will allow data interchange from the hematology testing device to the Careside Analyzer. The Careside system is easy to use and can be operated by a non-technical person with appropriate training in connection with use of the device. Its software will enable the user to capture all data required to comply with the Clinical Laboratory Improvement Amendments of 1988. This law, commonly called CLIA, governs quality assurance and quality control processes and reporting for healthcare providers.

  The FDA has granted pre-market clearance for the Careside Analyzer and the H-2000, and pre-market clearance or exemption for 37 blood tests performed by the Analyzer and a 16-parameter hematology test for the H-2000, as well as tests for professional laboratory use. As part of our market strategy, we have received FDA approval for point-of-care testing for the Careside Analyzer, thereby enabling its use by non-technical personnel with appropriate training. Similar approvals will be sought for the H-2000 in 2000.

  We have utilized strategic partners with specific design expertise and state-of-the-art technology in order to develop the Careside system rapidly, and on a cost-effective basis. Much of our partners' expertise is in the area of test reagents. Reagents are the materials within the test cartridges that react with a patient's blood. The Careside system then performs the test by analyzing the reaction between the reagent and the patient's blood. Currently, we have agreements with:

  . Fuji Photo Film Co., Ltd. for the supply of its dry film based chemistry reagents (exclusive);

  . International Technidyne Corporation for the joint development of coagulation reagents;

  .  UMM Electronics, Inc. to design and manufacture the Careside Analyzer;

  In addition, we have design and manufacturing agreements for the H-2000, clearing and reagent solutions with:

  .  Ysebaert to design and manufacture the H-2000; and

  .  Aqua Solutions to manufacture certain hematology solutions.

  Currently, we are negotiating a long-term agreement with Diagnostic Reagents, Inc. to supply reagents for the test cartridges. We previously contracted with Hauser, Inc. for the design of the Careside system and with Battelle Memorial Institute for the design of the system's disposable test cartridges and their automated assembly manufacturing system. Hauser designed the outer appearance of the Careside Analyzer and has been contracted to modify the outside appearance of the H-2000 with the goal of achieving an appearance similar to the Careside Analyzer.

  In 1993, SmithKline Beecham Clinical Laboratories, Inc. ("SBCL") conducted extensive surveys of the point-of-care market. As a result, in 1994, SBCL started our predecessor business to develop the technology we use today. In November 1996, we acquired the assets and contracts used in the predecessor business, including intellectual property, equipment and other assets, from SmithKline to continue the development of point-of-care diagnostic technology and to create a commercial product. This acquisition has resulted in the development and commercial launch of the Careside Analyzer.

  Several senior members of our management team worked on this point-of-care project at SBCL, including W. Vickery Stoughton, our Chief Executive Officer, and Thomas H. Grove, Executive Vice President--Chief Technology Officer. SBCL has since been acquired by Quest Diagnostics Incorporated. We continue to have a business relationship with Quest Diagnostics through a distribution and supply agreement described in greater detail below. This agreement gives Quest Diagnostics distribution rights in the United States and certain foreign countries, including the right to use the Careside system in its commercial laboratory business. Discussions with Quest Diagnostics concerning the implementation of the contract were put aside because of consolidation priorities within Quest Diagnostics and SBCL. Contract discussions between Quest Diagnostics and Careside have recently been resumed; however, it is too early to make any comments on the possible outcome of these ongoing discussions.

  In June 1999, we completed our initial public offering. Our publicly traded common stock is listed on the American Stock Exchange under the ticker symbol "CSA", and our publicly traded warrants under the symbol "CSA.WS." In December 1999, we acquired Texas International Laboratories, Inc. (TIL). TIL owned and marketed a proprietary hematology-testing device that we have renamed the Careside H-2000. Additional information on the TIL acquisition is included below.

  The Careside Analyzer, with 37 tests, and the H-2000, with a 16-parameter test, are cleared for marketing in the United States. Our commercial product launch occurred in the fourth quarter of 1999, at which time 53 tests were placed in the market as part of the Careside system. In addition to the product launch, we are starting pilot marketing studies in physician offices, nursing homes, and a large health care system. These pilot studies are intended to determine utilization patterns, demonstrate cost-effectiveness and develop a "how-to" book. The how-to book will be a tool for customers to follow in order to take the appropriate steps in establishing diagnostic testing services using the Careside system. The outcome of these studies will be used to improve the market strategy and tools used in the sales process. The Careside system is being sold in the United States through our own sales force. This effort will be enhanced with the conclusion of the pilot studies expected in the second quarter of 2000.

Status of CARESIDE Product Development


      Product                            Regulatory Status                          Technology Partner
--------------------------------------------------------------------------------------------------------
 CARESIDE           Cleared under Section 510(k) of the Food, Drug and Cosmetic    UMM Electronics, Inc.
                    Act for use
 Analyzer           in licensed laboratories and for Point-of Care (POC).          Hauser, Inc.
--------------------------------------------------------------------------------------------------------
 Disposable Test    Test cartridges are integral to approval of the tests listed   Battelle
 cartridges         below. Chemistry, electrochemistry and coagulation
                    cartridges have been developed. The immunochemistry test
                    cartridge is in development.
--------------------------------------------------------------------------------------------------------
                      Cleared/Exempt for      Submitted Pending
                      Laboratory and POC     Marketing Clearance   Planned 2000
   Test Category             Use                                    Submissions
--------------------------------------------------------------------------------------------------------
 Chemistry          Glucose                                      Hemoglobin        Fuji Photo Film Co.,
                                                                                   Ltd.
                    BUN (Urea Nitrogen)                          Lactate
                    Creatinine                                   Cholinesterase
                    BUN/Creatinine Ratio                         Direct LDL-
                                                                 cholest.
                    Albumin                                      Direct HDL-
                                                                 cholest.
                    A/G Ratio (calc.)
                    Globulin (calc.)
                    Creatine Kinase
                    Creatine Kinase MB
                    % CKMB (calc.)
                    Total Cholesterol
                    HDL-Cholesterol*
                    LDL-Cholesterol
                    (calc.)
                    Cholesterol/HDL Chol
                    Ratio
                    GGT
                    ALT
                    Total Bilirubin
                    Phosphorus
                    Total Protein
                    Total Calcium
                    Uric Acid
                    Triglycerides
                    LDH
                    Bilirubin, Direct
                    Ammonia*
                    Carbon Dioxide, Total
                    Anion Gap (CO2+Echem)
                    Magnesium
                    Osmolality
                    Alkaline Phosphatase
                    AST
                    ALT/AST Ratio
                    Amylase
--------------------------------------------------------------------------------------------------------
 Electrochemistry   Chloride                                     Ionized Calcium   Fuji Photo Film Co.,
                                                                                   Ltd.
                    Potassium
                    Sodium
--------------------------------------------------------------------------------------------------------
 Coagulation        PT*                                          APTT              International
                                                                                   Technidyne
                                                                 Fibrinogen        Corporation
                                                                 Thrombin Time
--------------------------------------------------------------------------------------------------------
 Immunochemistry                                                 Theophylline      Diagnostic Reagents,
                                                                                   Inc.
                                                                 Phenytoin
                                                                 Digoxin
                                                                 Phenobarbital
                                                                 T4
                                                                 T3 Uptake
                                                                 Carbamazepine

* Requires separate clearance or exemption for point-of-care.

Status of CARESIDE Product Development

          Product              Status of Development            Technology Partner
----------------------------------------------------------------------------------------
  CARESIDE H-2000
  16 parameter, 3 part
   differential........... FDA Cleared                    Third Party Manufacturer
----------------------------------------------------------------------------------------
  16 parameter, 3 part
   differential........... All hematology tests have been CARESIDE proprietary solutions
                           FDA cleared under Section
  Hematology Tests          510(k)
  WBC
  RBC
  Platelet count
  Lymphocyte
  % Lymphocyte
  Monocyte
  % Monocyte
  Granulocytes
  % Granulocytes
  Hematocrit
  Hemoglobin
  MCV
  MCH
  MCHC
  RDW
  MPV
  PCT**
  PDW**

** For diagnostic use outside U.S., for quality control use within U.S.

   Communication Product       Status of Development            Technology Partner
----------------------------------------------------------------------------------------
  CARESIDE CONNECT         To be available Q3, 2000       Third Party Manufacturer
  provides an electronic
  link between the
  Careside Analyzer and
  the Careside H2000
  testing device


  We have recently executed a long-term supply agreement with Fuji Photo Film Co., Ltd. for the use of its dry film chemistry reagent technology. Although in dry form, the film uses the same technology as the wet reagent technology used in high volume commercial analyzers. The agreement replaces an earlier agreement with Fuji that was applicable only during the development stage of the Careside system. The new agreement continues to provide us with an exclusive supply of Fuji's dry film chemistry reagents for use in our point-of-care system for more than 25 chemistry tests. We have agreed to purchase our dry chemistry reagents exclusively from Fuji. Fuji is also developing four additional chemistry tests at its expense. Any additional tests that Fuji develops may be available to us over the period of the existing agreement, which runs through 2003 and thereafter is automatically renewed on an annual basis.

  In December 1999, we acquired Texas International Laboratories (TIL) in an all-stock acquisition. TIL was a privately held corporation owned by two shareholders: Yves and Jean LeBihan. TIL was founded in 1983 and over the last three years developed a new hematology analyzer, the Hematil-2000, which we have renamed the Careside H-2000. This device was introduced to the market in April 1999 as a high quality, low cost hematology analyzer that was designed for both human and animal testing. We have signed a three year employment contract with Jean LeBihan and a consulting agreement with Yves LeBihan for a similar term. Jean has responsibility for veterinary market sales of our products and will assist the sales force with the sale of the H-2000 into the human market. Yves LeBihan, the original founder of TIL will continue work in developing international sales and assist us in the development of future generations of hematology products. The H-2000 is currently being sold into China, Mexico, Brazil, Turkey, Egypt, Algeria, Korea and various South American countries through specific distribution agreements.

  In December 1999 we initiated the first of a number of product installations in pilot sites. These pilots involve assessing both the economic opportunity provided to the customer from the use of the Careside system and refining an instruction manual which is intended to provide customers with the information they need to operate a lab using the Careside system. By year end 1999, two of four planned pilots were initiated. The first was started at a small group practice that had never run a lab. The second was with a larger group currently operating a lab.

  We have worked with an outside consultant/programmer to develop a software system for modeling the economic opportunity of specific point of care operations. This system is designed to develop a customer-specific economic model based on historical test volumes and all lab cost that would be incurred by using the Careside system. This software product has been made available to the Careside sales force.

  We will be launching further pilots in nursing homes and in a large health care system in 2000. In all the pilots, we will be looking at the most cost effective start up process, the impact on customer productivity, patient reactions to immediate test results, and any other benefits that might result. In addition to the pilots, we launched the sale of the Careside system to the market in December 1999 and have begun installing the system in California, Kentucky, Arizona and Texas, with other states scheduled to follow.

Item 2. Properties

  We lease approximately 16,000 square feet of space in Culver City, California as our executive offices, for the research and development, validation, manufacture and assembly of test cartridges and for product development. The lease has a term of seven years, with a current monthly rent of $14,420, increasing to $23,233 per month until the expiration of the lease in August 2005. We have an option to renew the lease for one additional five-year term at 95% of the fair market rental value. We believe that the Culver City facility is suitable to expand to $50 million in cartridge revenues and will adequately serve our needs for the immediate future.

Item 3. Legal Proceedings

  We are not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

  No matters were submitted to the vote of security holders during the fourth quarter of 1999.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

  The Company completed its initial public offering of Common Stock on June 16, 1999, and its Common Stock is traded on the American Stock Exchange under the symbol "CSA."

  The following table sets forth, for the fiscal quarters indicated, the high and low sales prices per share for the Company's Common Stock, as reported on the American Stock Exchange:

   Fiscal 1999                                                      High   Low
   -----------                                                     ------ -----
   Third Quarter (commencing July 16, 1999)(1).................... $ 5.75 $5.00
   Fourth Quarter................................................. $10.25 $4.75

--------
(1) The date the Company's Common Stock commenced trading separately and not as part of a unit.

  As of March 21, 2000, there were 522 holders of record of the Company's Common Stock and an estimated number of beneficial owners of the Common Stock of approximately 1,627.

  The Company has not declared or paid any cash dividends or distributions on its Common Stock. The Company currently intends to retain any future earnings to fund operations and the continued development of its business and, therefore, does not anticipate paying any cash dividends on its common equity in the foreseeable future. Future cash dividends, if any, will be determined by the Board of Directors, and will be based upon the Company's earnings, capital requirements, financial condition and other factors deemed relevant by the Board of Directors.

  On June 15, 1999, our Registration Statement on Form S-1 (File No. 33-69207) (the "Registration Statement") was declared effective by the Securities and Exchange Commission, which registration statement related to the Company's initial public offering of up to 2,000,000 Units (not including the over-allotment option granted to the underwriters). The Registration Statement also related to the shares of Common Stock and Warrants included in such 2,000,000 Units, warrants to purchase up to 200,000 Units granted to the representatives of our underwriters in the IPO, and 2,200,000 Shares of Common Stock underlying the Warrants included in all of the Units. The managing underwriters of the IPO were Paulson Investment Company, Inc., Millennium Financial Group, Inc. and marion bass securities corporation. Two million Units were sold at a public offering price of $7.50 per share, for an aggregate offering price of $15.0 million. Expenses of the IPO were $2.6 million, including an underwriting discount of $920,000 and other offering expenses of $1.7 million, for net proceeds to the Company of $12.4 million. As of December 31, 1999, approximately $7.5 million has been used for research and development and other operating costs. Remaining net proceeds of the IPO have been invested in short term interest bearing investments.

  On December 7, 1999, we acquired all of the outstanding stock of Texas International Laboratories, Inc. (TIL). The acquisition was effected by the merger of TIL with and into Careside Hematology, Inc., our wholly- owned subsidiary. The stockholders of TIL received 521,739 unregistered shares of our Common Stock.

Item 6. Selected Financial Data

  The following table presents summary financial information for Careside and the predecessor business at SmithKline Beecham Clinical Laboratories, Inc. (in thousands, except share data):

                            Predecessor Business                          Careside, Inc.
                          ------------------------ ----------------------------------------------------------------
                                                     Period from                                      Period from
                                       Ten months     Inception                                        Inception
                           Year ended     ended    (July 10, 1996)   Years ended December 31,       (July 10, 1996)
                          December 31, October 31, to December 31, -------------------------------  to December 31,
                              1995        1996          1996         1997       1998       1999          1999
                          ------------ ----------- --------------- ---------  ---------  ---------  ---------------
Statement of Operations
 Data:
Revenue.................    $   --       $   --        $   --      $     --   $     --   $      61     $     61
Cost of Sales...........        --           --            --            --         --          31           31
                                                       -------     ---------  ---------  ---------     --------
Gross Profit............        --           --            --            --         --          30           30
Operating expenses
  Research and
   development..........      2,110        3,055         1,562         5,896      8,298      8,252       24,008
  Sales and marketing...                                   --             85        249      1,205        1,539
  General and
   administration.......        585          224            55           555        601      1,448        2,659
                            -------      -------       -------     ---------  ---------  ---------     --------
    Operating loss......    $(2,695)     $(3,279)       (1,617)       (6,536)    (9,148)   (10,875)     (28,176)
                            =======      =======
Goodwill amortization...                                   --            --         --         (37)         (37)
Net interest
 income/(expense).......                                   (21)          205        212       (679)        (283)
                                                       -------     ---------  ---------  ---------     --------
Net loss................                                (1,638)       (6,331)    (8,936)   (11,591)     (28,496)
Dividend on Series A
 Preferred..............                                   --            --         --         (55)         (55)
                                                       -------     ---------  ---------  ---------     --------
Net loss to common
 shareholders...........                               $(1,638)    $  (6,331) $  (8,936) $ (11,646)    $(28,551)
                                                       =======     =========  =========  =========     ========
Net loss per share......                               $ (2.25)    $   (2.04) $   (1.93) $   (1.88)
                                                       =======     =========  =========  =========
Shares used in computing
 net loss per share.....                               728,465     3,098,980  4,629,916  6,210,496

                                              Careside, Inc.
                         Predecessor ------------------------------------
                          Business         Years ended December 31,
                         ----------- -----------------------------------------
                            1995      1996     1997      1998      1999
                         ----------- -------  -------  --------  --------
Balance Sheet Data:
Cash and cash
 equivalents............   $   --    $    31  $ 1,237  $  3,927  $  4,905
Total assets............       307     1,193    3,140     7,911    14,389
Long-term liabilities...       --        --       --      2,045     1,096
Deficit accumulated
 during development
 stage..................    (3,670)   (1,638)  (7,969)  (16,905)  (28,496)
Total stockholders'
 equity.................       --     (1,067)   2,438     4,149     9,079

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

  Development of the point-of-care technology used in the Careside system began in 1994 at SmithKline Beecham Clinical Laboratories, Inc., a subsidiary of SmithKline Beecham Corporation. In November 1996, we acquired the intellectual property, equipment and other assets, from SmithKline, to continue the development of point-of-care diagnostic technology and to create a commercial product. As part of the consideration paid for the acquisition, SmithKline Beecham Corporation became an equity owner in Careside.

  Since November 1996, we have devoted substantially all of our resources to research and development activities. We have incurred losses since inception. As of December 31, 1999, the aggregate loss incurred was approximately $28.5 million. We expect to incur significant additional losses over at least the next 12 months as we continue product development activities, complete a pilot marketing program and expand marketing efforts.

Results of Operations

Years Ended December 31, 1999 and 1998

  Research and Development Expenses. Research and development expenses remained basically unchanged for the year ended December 31, 1999 as compared to the year ended December 31, 1998. Total expense for 1999 remained at approximately $8.3 million. This reflects the Company's efforts to complete the production design of the Careside Analyzer and to support additional test submissions to the FDA.

  Selling and Marketing Expenses. Selling and marketing expenses increased to $1.2 million for 1999 compared to $249,000 for the same period in 1998. This increase reflects the preparations for the launch of the Careside system in 1999, including the partial year effect of hiring sales force staff.

  General and Administrative Expenses. General and administrative expenses increased to $1.4 million for 1999 compared to $601,000 for the same period in 1998. This increase reflects the increase in efforts related to computer systems and software consulting, salaries for additional administrative staff, and increased legal expense and investor relations efforts after the initial public offering in 1999.

  Net Interest Income (Expense). Interest income was $291,000 for the year ended December 31, 1999 as compared to $234,000 for the same period in 1998. This reflects comparable levels of cash and cash equivalents available for investment. Interest expense was $971,000 for 1999 compared to $22,000 in 1998. This increase reflects interest paid on the line-of-credit to purchase equipment initiated in late 1998, accrued interest on the S.R. One bridge loan, and the non-cash interest charges associated with the cost of warrants granted to S.R. One in connection with the bridge loan facility and its partial conversion to preferred stock in 1999.

  Goodwill. Goodwill amortization of $36,000 associated with the December 1999 acquisition of Texas International Laboratories was recorded for part of one month in 1999. No such expense occurred in prior periods.

  Net Loss. The net loss increased to approximately $11.6 million for the twelve months ended December 31, 1999 compared to $8.9 million in the same period in 1998. This increase reflects the increase in selling and marketing, administrative expenses and interest expense on the line-of-credit to purchase equipment and the S.R. One bridge loan.

Years Ended December 31, 1998 and 1997

  Research and Development Expenses. Research and development expenses increased to approximately $8.3 million for the year ended December 31, 1998 compared to approximately $5.9 million in the same period in 1997, an increase of 41%. This increase reflects increased payments to third parties for the development of the Careside Analyzer and increased staffing for additional test development and submissions to the FDA.

  Selling and Marketing Expenses. Selling and marketing expenses increased to $249,000 for the year ended December 31, 1998 compared to $85,000 in the same period in 1997, an increase of 192%. This increase reflects the increase in the preliminary sales and marketing efforts and the full year effect of marketing staff salaries.

  General and Administrative Expenses. General and administrative expenses increased to $601,000 for the year ended December 31, 1998 compared to $555,000 in the same period in 1997, an increase of 8%.

  Net Interest Income (Expense). Net interest income was approximately the same for the year ended December 31, 1998 as compared to the same period in 1997 at $212,000 and $205,000, respectively. This reflects comparable levels of cash and cash equivalents available for investment.

  Net Loss. The net loss was approximately $8.9 million for the year ended December 31, 1998 compared to approximately $6.3 million in the same period in 1997, an increase of 41%. This increase reflects the increase in research and development expenses and preliminary sales and marketing efforts.

Liquidity and Capital Resources

  We have financed our operations since inception primarily through the net proceeds generated from the issuance of common stock and preferred stock, warrants, long-term debt and certain short-term borrowings that were subsequently converted into equity securities. As of December 31, 1999, we have received net proceeds aggregating approximately $36.8 million from these transactions.

  Net cash used in operating activities for the twelve months ended December 31, 1999 was approximately $9.4 million. For the twelve months ended December 31, 1999, cash used in operating activities represents the net loss for the period offset by an increase in depreciation, accrued expenses and the non-cash amortization of imputed interest in the S.R. One bridge loan and warrants. Net cash used in operating activities was approximately $7.7 million for the year ended December 31, 1998. This represents the net loss for the year partially offset by an increase in accounts payable to the manufacturer of the CareSide Analyzer. Net cash used in operating activities was approximately $6.5 million for the year ended December 31, 1997. Cash used for operations was primarily related to funding expansion of research and development activities as well as the establishment of marketing, sales and administrative infrastructure.

  Cash used in investing activities for the purchase of property and equipment was approximately $3.8 million for the twelve months ended December 31, 1999 and $2.0 million and $0.9 million for the years ended December 31, 1998 and 1997, respectively. The cash was used primarily for the acquisition of manufacturing equipment and laboratory equipment used in research and development.

  At December 31, 1999, our principal source of liquidity was approximately $4.9 million in cash and cash equivalents.

  In December 1998, we entered into an agreement with an equipment lease financing company regarding a $2.5 million facility secured by specific equipment. Each draw will be a separate loan under the facility. Approximately $1.4 million of this facility was drawn by December 1999 and was secured by our existing equipment. We anticipate drawing the remaining amount in early 2000 which will be secured by manufacturing equipment for cartridge assembly which we have purchased previously. Each equipment loan has a 48-month term and bears an interest rate of approximately 14% per annum adjusted for an index rate based on four-year U.S. Treasury Notes at the time of borrowing.

  In addition, we entered into an agreement for bridge financing with S.R. One, Limited in December 1998. Under this agreement, $1.5 million was funded in December 1998 and $1.5 million was funded in January 1999. In June 1999, S.R. One, Limited agreed to convert $1 million of the $3 million loan, together with accrued interest at the rate of 8% on $1 million, into shares of Series A Convertible Preferred Stock. The conversion price was $6.375, which was 85% of the initial public offering price per unit. S.R. One received 162,914 shares of Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock may in turn be converted, at the option of the holder, into one share of our common stock and one warrant to purchase an additional share of our common stock. All accrued and unpaid dividends with respect to shares of Series A Convertible Preferred Stock that are converted by S.R. One will also be converted into units at the initial public offering price per unit. The exercise price and other terms of the warrant received on the conversion will be the same as the warrants included in units sold in the offering. The remaining $2 million of the loan matures in March 2000. At that time, we expect either to repay the $2 million balance on the bridge financing with the proceeds of a new loan or to negotiate to convert the balance of it into preferred or common equity. The annual interest rate on the remaining $2 million increased to 10% on July 1, 1999. S. R. One has the option to convert all or any portion of the remaining loan, plus accrued interest thereon, into shares of Series A Convertible Preferred Stock. This Series A Convertible Preferred Stock will be issued to S.R. One on the same basis as the Series A Convertible Preferred Stock that was issued to S. R. One in connection with the $1 million conversion discussed above.

  We issued a bridge warrant to S.R. One, Limited in connection with the bridge financing. The bridge warrant was initially exercisable for the number of shares of common stock equal to $750,000 divided by 85% of the initial public offering price of the common stock in an initial public offering. The number of warrants doubled if the loan was not repaid by June 30, 1999. As part of the conversion of a portion of the bridge financing into shares of Series A Convertible Preferred Stock, the bridge warrant was modified such that it will be exercisable in all events for the number of shares of common stock which is equal to $1,500,000 divided by $6.375, which is 85% of our initial public offering price per unit in the offering. Upon completion of our initial public offering, the bridge warrant became exercisable for 235,294 shares of common stock. The bridge warrant has an exercise price of 85% of the initial public offering price per unit. The bridge warrant was exercisable at December 31, 1999 and will expire on June 16, 2003.

  At December 31, 1999, our current liquidity, sales revenue expected after 1999 and equipment lease financing proceeds (under our current equipment lease facility already in place), were projected to be sufficient to fund our operating expenses and capital requirements for at least 5 months. Our operating expenses will increase due to higher selling and marketing expenses in 2000. The Company expects to issue additional equity to fund operations, however such financing may not be available on acceptable terms.

  On March 8, 2000, the Company completed the sale of an additional 956,039 shares of common stock in a private placement to 5 institutional investors at a price of $8.77 per share. Based on the net proceeds from this transaction, we project adequate cash to fund operations for a minimum of 12 months. To the extent that we need additional funds in connection with our commercial product launch, we expect to borrow funds to complete our automated cartridge assembly line and build sufficient cartridge inventory for launch and subsequent sales. We also expect that the development of additional tests will require research expenditures at a level lower than past spending for test development. Sales and marketing activities will require hiring and training additional staff in 2000. This estimate of the period for which we expect our available sources of cash to be sufficient to meet our funding needs is a forward looking statement that involves risks and uncertainties. There can be no assurance that we will be able to meet our capital requirements for this period. In the event our capital requirements are greater than estimated, we may need to raise additional capital to fund our research and development activities, to scale-up manufacturing activities and to expand our sales and marketing efforts. Our future liquidity and capital funding requirements will depend on numerous factors, including the extent to which our products under development gain market acceptance, the exercise of outstanding warrants to purchase common stock, the timing of regulatory actions regarding our products, the costs and timing of expansions of sales, marketing and manufacturing activities, procurement and enforcement of patents important to our business, and the impact of competitors' products. There can be no assurance that such additional capital will be available on terms acceptable to us, if at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants. If adequate funds are not available, we may be forced to curtail our operations significantly or to obtain funds through entering into collaborative agreements or other arrangements on unfavorable terms. Our failure to raise capital on acceptable terms could have a material adverse effect on our business, financial condition or results of operations.

Income Taxes

  As of December 31, 1999, we had approximately $17.8 million and $759,000 of net operating loss and research and development credit carryforwards, respectively, for federal income tax purposes, which expire on various dates between 2011 and 2014. These amounts reflect different treatment of expenses for tax reporting than are used for financial reporting. The Tax Reform Act of 1986 contains certain provisions that may limit our ability to utilize net operating loss and tax credit carryforwards in any given year. We experienced a change in ownership interest in excess of 50% as defined under the Tax Reform Act upon the first closing of our 1997 equity financing. We do not believe that this change in ownership will impact our ability to utilize our net operating loss and tax credit carryforwards. There can be no assurance that ownership changes in future periods will not significantly limit our use of existing or future net operating loss and tax credit carryforwards.

Year 2000 Compliance

  We previously identified our Year 2000 risks in three major categories: internal business operations software; software utilized within the CareSide Analyzer; and software used by our external suppliers and distributor. We did not experience Year 2000 issues in any of the three catagories. As a result no additional costs were realized.

Item 8. Financial Statements

  The Company's consolidated financial statements appear at pages F-1 through F-18, as set forth in Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

  The following table sets forth certain information concerning the individuals who serve as our directors, executive officers and key employees:

                 Name                Age                Position
                 ----                ---                --------
   Directors and Executive Officers:
   W. Vickery Stoughton.............  53 Chairman of the Board of Directors and
                                          Chief Executive Officer

   Thomas H. Grove..................  50 Executive Vice President--Chief
                                          Technology Officer, Secretary and
                                          Director

   James R. Koch....................  45 Chief Financial Officer, Treasurer,
                                          Executive Vice President and Director

   Anthony P. Brenner(1)............  42 Director

   William F. Flatley(2)(3).........  58 Director

   Kenneth N. Kermes(2).............  64 Director

   C. Alan MacDonald(2)(3)..........  66 Director

   Diana Mackie(1)..................  52 Director

   Philip B. Smith(1)(3)............  64 Director

   Key Employees:
   Kenneth Asarch...................  41 Vice President--Quality Systems and
                                          Regulatory Affairs

   Grant Frazier....................  38 Vice President--Marketing

   Dennis E. Rieger.................  54 Senior Vice President--Information
                                          Technology and Chief Information
                                          Officer

   Sandra P. Twyon..................  61 Vice President--Operations

   Marija N. Valentekovich..........  67 Vice President--Manufacturing

--------
(1) Member of Compensation Committee

(2) Member of Audit Committee

(3) Member of Nominating Committee

Directors and Executive Officers

  W. Vickery Stoughton, Chairman of the Board of Directors and Chief Executive Officer. Mr. Stoughton has served as our Chairman of the Board of Directors and the Chief Executive Officer since our formation in July 1996. Prior to that, he served as President of SmithKline Beecham Diagnostics Systems Co.
(SBDS), a diagnostic services and product company, from October 1995 to July 1996, and was President of SmithKline Beecham Clinical Laboratories, Inc.
(SBCL), a provider of diagnostic laboratory services, from August 1992 to September 1995. As President of SBDS, Mr. Stoughton had responsibility for SBCL, SmithKline Beecham Clinical Laboratories International and SBDS's genetic testing and point-of-care testing projects. In addition, Mr. Stoughton served as Chief Executive Officer and Vice Chancellor for Health Affairs of Duke University Hospital from 1991 to 1992, Chief Executive Officer of Toronto Hospital in Toronto, Canada from 1981 to 1991, Chief Operating Officer of Brigham and Women's Hospital in Boston from 1980 to 1981 and Chief Executive Officer of Peter Bent Brigham Hospital in Boston from 1978 to 1980. Mr. Stoughton holds a B.S. in Chemistry from St. Louis University and a M.B.A. from the University of Chicago. He is currently a director of Sun Life Assurance Company of Canada, a financial services company, and Biomira, Inc., a pharmaceutical company.

  Thomas H. Grove, Executive Vice President--Chief Technology Officer, Secretary and Director. Dr. Grove has served as our Executive Vice President-- Chief Technology Officer, Secretary and as one of our directors since our formation in July 1996. From April 1984 to July 1996, he served in a number of management positions at SmithKline Beecham Clinical Laboratories, Inc. involving research and development activities, including the position of Vice President of Scientific Affairs from January 1991 to July 1996, where, among other things, he was in charge of National Quality Control and Quality Assurance for SBCL. Dr. Grove has received a number of awards, including a NATO Science Fellowship to attend Oxford University from 1978 to 1979. He was also named Young Investigator of the Year in 1980 by the American Association for Clinical Chemistry and was elected to the National Academy of Clinical Biochemistry in 1977. Dr. Grove holds a B.S. in Biology from SUNY-Albany and a Ph.D. in Biochemistry from Syracuse University.

  James R. Koch, Chief Financial Officer, Treasurer, Executive Vice President and Director. Mr. Koch has served as our Chief Financial Officer, Treasurer, Executive Vice President and as one of our directors since July 1998. Prior to joining us, Mr. Koch served as Vice President and Chief Financial Officer of ILEX Oncology, Inc., a company which develops oncology drugs, from August 1996 to July 1998. In addition, Mr. Koch served as Vice President, Finance and Chief Financial Officer for two start-up specialty pharmaceutical companies, Symphony Pharmaceuticals, Inc., from September 1993 to August 1996, and Neose Pharmaceuticals, Inc., currently Neose Technologies, Inc., from September 1991 to September 1993. His prior experience also includes ten years in senior financial management positions with G.D. Searle Pharmaceutical, a manufacturer of pharmaceutical products. Mr. Koch holds a B.S. in Mechanical Engineering from General Motors Institute and a M.S. from the Krannert School of Management at Purdue University.

  Anthony P. Brenner, Director. Mr. Brenner has served as one of our directors since November 1996. Since January 1998, he has served as a Managing Director with Crosslink Capital, a venture capital firm, where he oversees investment activities in the e-Business and outsourcing industries. Prior to that, Mr. Brenner served as Senior Managing Director of Advanta Partners LP, a private equity investment partnership, and as a member of the Board of Directors of Advanta Corporation, a financial services company, from 1992 to 1996. In addition, from 1989 to 1998, Mr. Brenner served as President of Cedar Point Partners, a private equity investment partnership. Mr. Brenner earned a B.A. from Yale University and a M.B.A. from Stanford University.

  William F. Flatley, Director. Mr. Flatley has served as one of our directors since November 1996. Since July 1997, he has served as the President and Chief Executive Officer of Executive Health Group, a provider of preventive healthcare services to corporations. From 1980 to December 1994, he held a number of senior management positions with Bristol-Myers Squibb Corporation, a pharmaceutical company, including President of a multi-division medical device business, the Health Care Group, and President of the Drackett Company, a household products manufacturer. Mr. Flatley retired from Bristol-Myers Squibb at the end of 1994 but continued to provide the company with certain consulting services after his retirement. Mr. Flatley obtained a B.S. from Villanova University and a M.B.A. from the Wharton School of the University of Pennsylvania.

  Kenneth N. Kermes, Director. Mr. Kermes has served as one of our directors since February 1997. Since June 1998, he has served as a principal of Riparian Partners Limited and of Bay View Equity Partners, two related investment banking and private equity investment partnerships. Prior to that, he served as Vice President of Business and Finance for the University of Rhode Island from December 1994 to June 1998 and as Chief Financial Officer for SmithKline Beecham Corporation from October 1986 to July 1989 and as Senior Vice President and Group Director of Corporate Development from July 1989 to 1991. From 1991 to 1994, Mr. Kermes was a consultant and an investor in the venture capital industry. Mr. Kermes obtained a B.A. from Amherst College and attended the New York University Graduate School of Business and the Harvard Business School Advanced Management Program. In addition to Careside, Mr. Kermes serves as director of four private, closely held manufacturing companies in the Northeast.

  C. Alan MacDonald, Director. Since 1999, Mr. MacDonald has served as President of the Club Management Co., LLC. Prior to that he has served as one of our directors since November 1996. Since October 1997, Mr. MacDonald has served as a Managing Director of Directorship, Inc., a consulting firm specializing in corporate governance issues. Prior to that, he served as General Partner of the Marketing Partnership, Inc., a full service marketing consulting firm, from January 1995 to July 1997 and as an acquisitions consultant with the Noel Group, a venture capital firm, from July 1994 to December 1994. In addition, he served as Chairman and Chief Executive Officer of Lincoln Snacks Co., a caramelized popcorn snack company, from September 1992 to July 1994. Mr. MacDonald holds a B.S. in Hotel Administration from Cornell University and is a member of the Cornell Society of Hotelmen and the Dean's Advisory Committee at Cornell. Mr. MacDonald is also a director of Lincoln Snacks Co. Lord Abbot, J.B. Williams and Fountainhead Water Co.

  Diana Mackie, Director. Ms. Mackie has served as one of our directors since February 1997. As of January 24, 2000, Ms. Mackie has accepted the position to co-lead the merger integration process for Glaxo SmithKline. From June 1999 to January 21, 2000, she held the position of Vice President and Director, Category Management, Dermatologicals, Phytomedicines and Vitamins, SmithKline Beecham Consumer Healthcare (SBCH). From October 1997 to May 1999, she held the position of Vice President for Strategy and Business Development at SmithKline Beecham Healthcare Services, the business development division of SmithKline Beecham Corporation, a position she has held since October 1997, where her responsibilities include developing business plans, long-range strategy and negotiating external alliances and investments. Prior to that, Ms. Mackie served as Vice President, Group Business Initiatives for SBHS from November 1996 to October 1997. From March 1996 to November 1996, she was General Manager of Diversified Prescription Delivery, a pharmaceutical mail services company and a wholly-owned subsidiary of Diversified Pharmaceutical Services, a pharmaceutical benefit management group. From March 1993 to March 1996, she served as Vice President, Strategy Development, SmithKline Beecham Pharmaceuticals, a pharmaceutical company. Ms. Mackie holds a B.S. in Chemistry from the University of Illinois, a M.B.A. from The Massachusetts Institute of Technology Sloan School of Management and a M.S. in Polymer and Fiber Engineering from The Massachusetts Institute of Technology.

  Philip B. Smith, Director. Mr. Smith has served as one of our directors since November 1996. Since June 1998, Mr. Smith has served as a Vice Chairman of Laird & Co., LLC, a merchant bank. In addition, from 1991 until August 1998, Mr. Smith served as a Vice Chairman with Spencer Trask Securities Incorporated, an investment banking firm. Mr. Smith served in a number of other senior management positions. From June 1986 to June 1988, Mr. Smith served as Managing Director of Prudential Securities, an investment firm, in its merchant bank division. From December 1967 to December 1972, Mr. Smith served as President and Chief Executive Officer of Citicorp Venture Capital, a venture capital company which he founded. Mr. Smith currently serves on the board of directors of Movie Gallery, Inc., Digital Video Systems, Inc., and KLS Enviro Resources, Inc. Mr. Smith has a B.S.E. from Princeton University and a M.B.A. from the Harvard Business School.

Key Employees

  Kenneth Asarch, Vice President--Quality Systems and Regulatory Affairs. Dr. Asarch has served as our Vice President--Quality Systems and Regulatory Affairs since November 1996. From June 1995 to October 1996, Dr. Asarch served as Director of Regulatory Affairs for SmithKline Beecham Clinical Laboratories, Inc. and SmithKline Beecham Diagnostics Systems Co. Prior to that, he served as Director of Regulatory Affairs, Quality Assurance and Clinical Affairs with Diagnostic Products Corporation, an immuno-diagnostic testing company, from 1987 to 1995, where his duties included overseeing the FDA regulatory clearance and approval process for approximately 150 blood testing products. Dr. Asarch holds a B.S. in Biochemistry from the University of California at Los Angeles and doctoral degrees in both Clinical Pharmacy (Pharm.D.) and Pharmaceutical Sciences (Ph.D.) from the University of Southern California.

  Grant Frazier, Vice President--Marketing. Mr. Frazier has served as our Vice President-Marketing since November 1999. Prior to joining us, Mr. Frazier served as Vice President-Marketing & Business Development at Mobile Technology Inc., a provider of magnetic resonance imaging, lithotripsy and cancer therapy services. Mr. Frazier joined MTI in December 1991 and was responsible for developing the first mobile radiation therapy cancer care service deployed within the United States. He led this strategic business unit until August 1998 before assuming his corporate marketing and business development responsibilities. Mr. Frazier holds a B.S. in Industrial Engineering from Stanford University and a M.B.A. from UCLA's Anderson School of Management.

  Dennis E. Rieger, Senior Vice President--Information Technology and Chief Information Officer. Mr. Rieger joined us in December 1999. Mr. Rieger's professional experience includes over 28 years in the high technology products industry. Mr. Rieger is also serving as President and CEO of Advanced Medical Information Technologies (AdMIT), a company he founded in 1992 that developed a mobile, bedside clinical information system, and a new universal medical and laboratory device data acquisition system. Prior to AdMIT, Mr. Rieger served as President and Chief Operating Officer of Compare Data Systems, an insurance and telecommunications software company, from 1987 to 1992; President of TRG, Inc., a technology based consulting and venture funding firm, from 1981 to 1987; and held several management positions in research and development, strategic planning and marketing at Apple Computer, Hewlett Packard and Procter and Gamble from 1971 to 1981. Mr. Rieger has a B.Sc. in Computer Information Science, with honors, from California State University at Sacramento, and served with the U.S. NAVY. Mr. Rieger is also serving on the board of directors of two companies, an embedded software products company and a publishing company, and is one of the Industry Advisory Board members for the new Biomedical Engineering Interdepartmental program at the UCLA School of Engineering and Applied Science.

  Sandra P. Twyon, Vice President--Operations. Ms. Twyon joined us in January 2000. Prior to that she held positions as Vice President for Patient Services with the Mercy Health System in Pittsburgh, PA (1994-1999); Vice President for Nursing at the Toronto Hospital in Toronto, Canada (1989-1993) and Chairman of Nursing at Tufts New England Medical Center in Boston, MA (1977-1989). In addition she was President and founder of the Center for Case Management (1989-1992), an original developer of critical pathways which consulted widely throughout the U.S. and Canada. Ms. Twyon received a B.S. Degree from the College of Saint Rose and holds a M.S. from Boston College.

  Marija N. Valentekovich, Vice President--Manufacturing. Dr. Valentekovich has served as our Vice President--Manufacturing since January 1998 when she came out of retirement to join us. Before that, Dr. Valentekovich served as a Production Manager with Diagnostic Products Corporation from January 1989 to July 1997. Dr. Valentekovich received a M.S. in Chemical Engineering and a Ph.D. in Physical Organic Chemistry, using radioisotope techniques, from the University of Zagreb, Croatia.

Agreement Relating to Election of Directors

  Each of our directors was originally nominated and elected pursuant to the terms and conditions of a stockholders' agreement we entered into with our stockholders and warrantholders in connection with two private placements of our common stock in 1997 and 1998. Pursuant to this stockholders' agreement, SmithKline Beecham Corporation was granted the right to nominate an individual to our Board of Directors to serve as its representative. Spencer Trask Securities Incorporated was also granted the right in the stockholders' agreement to nominate one individual to our Board of Directors to serve as its representative. Currently, Ms. Mackie was elected as SmithKline's representative and Mr. Smith as Spencer Trask's representative. Mr. Stoughton and Dr. Grove were originally nominated and elected to our Board of Directors pursuant to this stockholders' agreement. In addition, the stockholders' agreement requires that three individuals who are independent of us and hold no more than five percent of our common stock serve on our Board of Directors. The number of directors permitted by the stockholders' agreement was increased from seven to nine with the consent of Spencer Trask as called for in the stockholders' agreement. This stockholders' agreement expires by its terms June 16, 2000.

Classified Board of Directors

  The Board of Directors is divided into three classes. Each class contains three directors. Directors within each class are elected to serve three-year terms and one-third of the directors sit for election at each annual meeting of our stockholders. Mr. Koch, Mr. Kermes and Mr. Smith serve in the class whose term expires in

2000. Dr. Grove, Mr. Flatley and Ms. Mackie serve in the class whose term expires in 2001. Mr. Stoughton, Mr. Brenner and Mr. MacDonald serve in the class whose term expires in 2002. A classified board of directors may have the effect of deterring or delaying any attempt by any group to obtain control of us by a proxy contest since such third party would be required to have its nominees elected at two separate annual meetings of our Board of Directors in order to elect a majority of the members of our Board of Directors.

  Information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement are incorporated herein by reference in response to this Item 10.

Item 11. Executive Compensation

  The information contained in the section titled "Executive Compensation" in the Proxy Statement, with respect to executive compensation, and the information contained in the section entitled "Director Compensation" with respect to director compensation, are incorporated herein by reference in response to this Item 11.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  The information contained in the section titled "Security Ownership of Certain Beneficial Owners" in the Proxy Statement, with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference in response to this Item 12.

Item 13. Certain Relationships and Related Transactions

  The information contained in the section titled "Certain Relationships and Transactions" in the Proxy Statement, with respect to certain relationships and related transactions, is incorporated herein by reference in response to this Item 13.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)(1) Financial Statements

  The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed as part of this Form 10-K, commencing on page F-1.

  (2) Financial Statement Schedules

  Financial statement schedules are not included because they are not required or the information is otherwise shown in the financial statements or notes thereto.

  (3) Exhibits

  2.1* Agreement and Plan of Merger dated as of December 7, 1999 by and among Careside, Inc., Careside Hematology, Inc., Texas International
         Laboratories, Inc., Yves LeBihan and Jean-Yves LeBihan

  3.2b* Form of Amended and Restated ByLaws of Careside, Inc. (effective June
         16, 1999)

  4.6*  Form of Warrant Agreement dated June 21, 1999, by and between Careside,
         Inc. and Paulson Investment Company, Inc.

  4.7*  Form of Warrant Agreement dated June 16, 1999 by and between Careside,
         Inc. and American Stock Transfer & Trust Company, as Warrant Agent

  4.8*  Form of Warrant issued to S.R. One, Limited on June 21, 1999

  4.9*  Form of New Note issued to S.R. One, Limited dated as of December 17,
         1999

  4.10* Registration Rights Agreement dated as of December 7, 1999 by and between Careside, Inc. and Yves LeBihan and Jean-Yves LeBihan

 10.22* Commitment Letter between S.R. One, Limited and Careside, Inc. dated
         April 29, 1999

 10.23* Distribution and Supply Agreement dated as of November 7, 1996, by and between SmithKline Beecham Clinical Laboratories, Inc. and Careside,
         Inc., as amended on February 12, 1999

 10.31* Employee Stock Purchase Plan

 10.35* Waiver Letter Agreement dated as of May 25, 1999 by and between
         Careside, Inc. and Spencer Trask Securities, Incorporated

 10.36* Letter Agreements between Advanced Medical Information Technologies,
         Inc. and Careside, Inc. dated January 11, 1999, January 25, 1999 and
         February 19, 1999

 10.37* Form of Securities Conversion Agreement dated as of June 14, 1999 between S.R. One, Limited and Careside, Inc.

 10.38* Form of Amended and Restated Registration Rights Agreement dated as of
         June 21, 1999 between S.R. One, Limited and Careside, Inc.

 10.39* Agreement dated as of April 13, 1999 by and between Fuji Photo Film
         Co., Ltd. and Careside, Inc.

 27.1   Financial Data Schedule

--------
*Incorporated by reference.

  (b) Reports on Form 8-K.

  A report on Form 8-K was filed on December 22, 1999 reporting the Company's acquisition of Texas International Laboratories, Inc. on December 7, 1999. An amendment to that 8-K was filed on February 22, 2000, reporting Item 7 Financial Information.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Culver City, California, on the 28th day of March, 2000.

                                          CARESIDE, INC.

                                                /s/ W. Vickery Stoughton
                                          By: _________________________________
                                                    W. Vickery Stoughton
                                                  Chairman of the Board of
                                                         Directors
                                                and Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

             Signature                           Title                  Date
             ---------                           -----                  ----
    /s/ W. Vickery Stoughton         Chairman of the Board of      March 28, 2000
____________________________________  Directors, Chief Executive
        W. Vickery Stoughton          Officer and Director
                                      (principal executive
                                      officer)

      /s/ Thomas H. Grove            Executive Vice President--    March 28, 2000
____________________________________  Research and Development
          Thomas H. Grove             and Director

       /s/ James R. Koch             Chief Financial Officer,      March 28, 2000
____________________________________  Treasurer, Executive Vice
           James R. Koch              President and Director
                                      (principal financial and
                                      accounting officer)

     /s/ Anthony P. Brenner          Director                      March 28, 2000
____________________________________
         Anthony P. Brenner

     /s/ William F. Flatley          Director                      March 28, 2000
____________________________________
         William F. Flatley

     /s/ Kenneth N. Kermes           Director                      March 28, 2000
____________________________________
         Kenneth N. Kermes

     /s/ C. Alan MacDonald           Director                      March 28, 2000
____________________________________
         C. Alan MacDonald

        /s/ Diana Mackie             Director                      March 28, 2000
____________________________________
            Diana Mackie

      /s/ Philip B. Smith            Director                      March 28, 2000
____________________________________
          Philip B. Smith

                                 CARESIDE, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
CARESIDE, INC.:                                                             ----

Report of Independent Public Accountants................................... F-2

Consolidated Balance Sheets................................................ F-3

Consolidated Statements of Operations...................................... F-4

Consolidated Statements of Stockholders' Equity (Deficit).................. F-5

Consolidated Statements of Cash Flows...................................... F-6

Notes to Consolidated Financial Statements................................. F-7

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Careside, Inc.:

  We have audited the accompanying consolidated balance sheets of Careside, Inc. (a Delaware corporation) as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Careside, Inc. as of December 31, 1998 and 1999, and the results of its operations and its cash flows for the each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

  The accompanying consolidated financial statements have been prepared assuming that Careside, Inc. will continue as a going concern. As discussed in
Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has accumulated a deficit during the development stage that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          Arthur Andersen LLP

Los Angeles
March 13, 2000

                                 CARESIDE, INC.
                         (A Development Stage Company)

                          CONSOLIDATED BALANCE SHEETS

                           December 31, 1998 and 1999

                                                        1998          1999
                                                    ------------  ------------
                      ASSETS
                      ------
Current Assets:
  Cash and cash equivalents........................ $  3,926,603  $  4,905,440
  Accounts receivable, net of allowance of $0......          --         78,046
  Inventory........................................          --        548,623
  Prepaid expenses and other.......................       82,173       102,615
                                                    ------------  ------------
    Total current assets...........................    4,008,776     5,634,724
                                                    ------------  ------------
Property and Equipment, net........................    3,386,484     5,939,186
Deferred Offering Costs............................      498,443         2,318
Deposits and Other.................................       17,700        15,000
Goodwill, net......................................          --      2,798,170
                                                    ------------  ------------
                                                    $  7,911,403  $ 14,389,398
                                                    ============  ============
       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------
Current Liabilities:
  Current portion of long-term debt................ $    186,998  $  2,316,192
  Current portion of obligation under capital
   lease...........................................          --         11,006
  Accounts payable.................................    1,369,889       844,904
  Accrued expenses.................................      160,439       886,260
  Accrued interest.................................          --        156,493
                                                    ------------  ------------
    Total current liabilities......................    1,717,326     4,214,855
                                                    ------------  ------------
Long-Term Debt, net of current portion.............    2,044,932     1,059,876
                                                    ------------  ------------
Obligation Under Capital Lease, net of current
 portion...........................................          --         35,835
                                                    ------------  ------------
Commitments
Stockholders' Equity:
  Preferred stock, $.01 par value: 5,000,000 shares
   authorized--none and 162,914 shares issued and
   outstanding at December 31, 1998 and 1999,
   respectively....................................          --          1,629
  Common stock, $.01 par value: 50,000,000 shares
   authorized--5,084,340 and 7,609,581 shares
   issued and outstanding at December 31, 1998 and
   1999, respectively..............................       50,843        76,095
  Additional paid-in capital.......................   21,003,545    37,496,984
  Deficit accumulated during development stage.....  (16,905,243)  (28,495,876)
                                                    ------------  ------------
    Total stockholders' equity.....................    4,149,145     9,078,832
                                                    ------------  ------------
                                                    $  7,911,403  $ 14,389,398
                                                    ============  ============

        The accompanying notes are an integral part of these statements.

                                 CARESIDE, INC.
                         (A Development Stage Company)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  For the Period
                                                                  from Inception
                                                                  (July 10, 1996)
                            For the Year Ended December 31,           through
                          --------------------------------------   December 31,
                             1997         1998          1999           1999
                          -----------  -----------  ------------  ---------------
Sales, net..............  $       --   $       --   $     60,956   $     60,956
Cost of Sales...........          --           --         30,566         30,566
                          -----------  -----------  ------------   ------------
Gross Profit............          --           --         30,390         30,390
Operating Expenses:
  Research and
   development..........    5,895,465    8,297,974     8,252,081     24,007,367
  Selling and
   marketing............       85,402      249,000     1,204,548      1,538,950
  General and
   administrative.......      555,172      601,129     1,448,300      2,660,116
                          -----------  -----------  ------------   ------------
    Operating Loss......   (6,536,039)  (9,148,103)  (10,874,539)   (28,176,043)
Interest Income.........      213,585      234,089       291,008        738,682
Interest Expense........       (8,329)     (22,275)     (970,525)    (1,021,938)
Goodwill amortization...          --           --        (36,577)       (36,577)
                          -----------  -----------  ------------   ------------
Net Loss................   (6,330,783)  (8,936,289)  (11,590,633)   (28,495,876)
Preferred stock
 dividends..............          --           --        (55,201)       (55,201)
                          -----------  -----------  ------------   ------------
Net loss available to
 common stockholders....   (6,330,783)  (8,936,289)  (11,645,834)   (28,551,077)
                          -----------  -----------  ------------   ------------
Basic and Diluted Net
 Loss per Common Share..  $     (2.04) $     (1.93) $      (1.88)
                          -----------  -----------  ------------
Shares used in Computing
 Basic and Diluted Net
 Loss per Common Share..    3,098,980    4,629,916     6,210,496
                          -----------  -----------  ------------


        The accompanying notes are an integral part of these statements.

                                CARESIDE, INC.
                         (A Development Stage Company)

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                             Series A                                                  Deficit
                            Preferred                                                Accumulated       Total
                              Stock        Common Stock    Additional      Stock        During     Stockholders'
                          -------------- -----------------   Paid-In    Subscription Development      Equity
                          Shares  Amount  Shares   Amount    Capital     Receivable     Stage        (Deficit)
                          ------- ------ --------- ------- -----------  ------------ ------------  -------------
Balance, July 10, 1996
(inception).............      --  $  --        --  $   --          --     $    --    $        --   $        --
Shares issued to
founders and
management..............      --     --    659,344   6,593      (6,593)        --             --            --
Shares issued to
SmithKline Beecham
Corporation in
connection with asset
purchase................      --     --     34,702     347     571,006         --             --        571,353
Sales of shares to
Exigent Partners, L.P...      --     --    557,601   5,576      93,419     (98,995)           --            --
Shares issued to
investment banker in
connection with equity
financing...............      --     --     30,173     302        (302)        --             --            --
Shares issued to
SmithKline Beecham
Corporation pursuant to
antidilution agreement..      --     --     30,935     310        (310)        --             --            --
Net loss................      --     --        --      --          --          --      (1,638,171)   (1,638,171)
                          ------- ------ --------- ------- -----------    --------   ------------  ------------
Balance, December 31,
1996....................      --     --  1,312,755  13,128     657,220     (98,995)    (1,638,171)   (1,066,818)
Shares issued in
connection with private
placement, net of
offering costs of
$1,291,772..............      --     --  1,923,090  19,231   8,688,998         --             --      8,708,229
Shares issued to
SmithKline Beecham
Corporation upon
conversion of note
payable.................      --     --    129,555   1,295   1,026,689         --             --      1,027,984
Payment of stock
subscription............      --     --        --      --          --       98,995            --         98,995
Net loss................      --     --        --      --          --          --      (6,330,783)   (6,330,783)
                          ------- ------ --------- ------- -----------    --------   ------------  ------------
Balance, December 31,
1997....................      --     --  3,365,400  33,654  10,372,907         --      (7,968,954)    2,437,607
Shares issued in
connection with private
placement, net of
offering costs of
$1,302,029..............      --     --  1,701,225  17,012  10,180,959         --             --     10,197,971
Shares issued in
connection with exercise
of stock options........      --     --     17,715     177     119,565         --             --        119,742
Value of warrants issued
in connection with
bridge financing........      --     --        --      --      330,114         --             --        330,114
Net loss................      --     --        --      --          --          --      (8,936,289)   (8,936,289)
                          ------- ------ --------- ------- -----------    --------   ------------  ------------
Balance, December 31,
1998....................      --     --  5,084,340  50,843  21,003,545         --     (16,905,243)    4,149,145
Shares issued in
connection with initial
public offering, net of
offering costs
$2,639,212 .............      --     --  2,000,000  20,000  12,340,788         --             --     12,360,788
Issuance of Series A
Preferred Stock in
exchange for bridge
financing...............  162,914  1,629       --      --    1,036,946         --             --      1,038,575
Issuance of warrant in
connection with exchange
of bridge financing for
Series A Preferred
Stock...................      --     --        --      --      289,801         --             --        289,801
Accrued dividend on
Series A Preferred
Stock...................      --     --        --      --      (55,201)        --             --        (55,201)
Shares issued in
connection with the
acquisition of Texas
International
Laboratories, Inc.......      --     --    521,739   5,217   2,864,348         --             --      2,869,565
Shares issued in
connection with employee
stock purchase plan.....      --     --      3,502      35      16,757         --             --         16,792
Net loss................      --     --        --      --          --          --     (11,590,633)  (11,590,633)
                          ------- ------ --------- ------- -----------    --------   ------------  ------------
Balance, December 31,
1999....................  162,914 $1,629 7,609,581 $76,095 $37,496,984    $    --    $(28,495,876) $  9,078,832
                          ======= ====== ========= ======= ===========    ========   ============  ============


       The accompanying notes are an integral part of these statements.

                                 CARESIDE, INC.
                         (A Development Stage Company)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    For the
                                                                  Period from
                                                                   Inception
                                                                   (July 10,
                                                                     1996)
                            For the Year Ended December 31,         through
                          --------------------------------------  December 31,
                             1997         1998          1999          1999
                          -----------  -----------  ------------  ------------
Operating Activities:
  Net loss..............  $(6,330,783) $(8,936,289) $(11,590,633) $(28,495,876)
  Adjustments to
   reconcile net loss to
   net cash used in
   operating activities:
    Depreciation and
     amortization.......      145,858      367,231     1,357,488     1,882,852
    Imputed interest on
     note payable.......        8,329          --            --          8,329
    Amortization of debt
     discount...........          --        20,960       309,154       330,114
    Noncash interest
     expense............          --           --        289,801       289,801
  Changes in operating
   assets and
   liabilties, net of
   acquisition:
    Accounts
     receivable.........          --           --        (73,446)      (73,446)
    Inventory...........          --           --       (472,123)     (472,123)
    Prepaid expenses and
     other..............     (210,740)     (25,118)      (20,442)     (102,618)
    Deposits and other..       19,933       80,067         2,700           --
    Accounts payable....      208,906      876,904       (72,942)    1,296,950
    Accrued expenses....     (346,014)     (49,192)      670,621       850,716
    Accrued interest....          --           --        195,068       195,068
                          -----------  -----------  ------------  ------------
      Net cash used in
       operating
       activities.......   (6,504,511)  (7,665,437)   (9,404,754)  (24,290,233)
                          -----------  -----------  ------------  ------------
Investing Activities:
  Purchases of property
   and equipment........     (888,510)  (2,005,463)   (3,820,634)   (7,228,865)
  Cash acquired in
   purchase of Texas
   International
   Laboratories, Inc. ..          --           --            118           118
                          -----------  -----------  ------------  ------------
      Net cash used in
       investing
       activities.......     (888,510)  (2,005,463)   (3,820,516)   (7,228,747)
                          -----------  -----------  ------------  ------------
Financing Activities:
  Net borrowings
   (repayments) on line
   of credit............     (400,000)         --            --
  Proceeds from
   borrowings under
   long-term debt.......          --     2,541,084     2,058,831     5,599,915
  Payments on long-term
   debt.................          --           --       (223,847)     (223,847)
  Payments on capital
   lease obligation.....          --           --         (6,139)       (6,139)
  Deferred offering
   costs................          --      (498,443)       (2,318)     (692,667)
  Proceeds from the
   issuance of common
   stock................    8,900,134   10,317,713    12,377,580    31,595,427
  Payment of stock
   subscription.........       98,995          --            --         98,995
  Cash received from
   SmithKline Beecham
   Corporation in
   connection with asset
   purchase.............          --           --            --         52,736
                          -----------  -----------  ------------  ------------
      Net cash provided
       by financing
       activities.......    8,599,129   12,360,354    14,204,107    36,424,420
Net Increase in Cash and
 Cash Equivalents.......    1,206,108    2,689,454       978,837     4,905,440
Cash and Cash
 Equivalents, beginning
 of period..............       31,041    1,237,149     3,926,603           --
                          -----------  -----------  ------------  ------------
Cash and Cash
 Equivalents, end of
 period.................  $ 1,237,149  $ 3,926,603  $  4,905,440  $  4,905,440
                          ===========  ===========  ============  ============

        The accompanying notes are an integral part of these statements.

                                CARESIDE, INC.
                         (A Development Stage Company)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Careside

 Background

  Careside, Inc. ("Careside") is focused on designing products intended to perform routine diagnostic blood tests in doctors' offices, hospital rooms, patient homes or anywhere a patient is receiving medical attention. Careside's first product in development is a compact portable device with related disposables that performs chemistry, electrochemistry, immunochemistry and coagulation testing.

  In December 1999, Careside completed its acquisition of Texas Instrument Laboratories, Inc. ("TIL") and merged TIL into a newly formed, wholly-owned subsidiary, Careside Hematology. TIL manufactures hematology products used primarily in veterinary applications. Careside and Careside Hematology are collectively referred to as the Company.

 Development Stage Risks and Liquidity

  Careside was incorporated in July 1996 to acquire an ongoing, point-of-care ("POC") testing, development-stage product from SmithKline Beecham Corporation and its affiliates ("SmithKline") and to complete the development of and to manufacture, market and distribute POC diagnostic products. Since its inception, Careside has generated minimal revenues and incurred significant losses. Careside anticipates incurring additional losses over at least the next year, and such losses are expected to increase as Careside expands its marketing activities. Substantial financing will be needed by Careside to fund its operations and to commercially develop its products. The ability of Careside to commercialize its products will depend on, among other things, the relative cost to the customer of Careside's products compared to alternative products, its ability to obtain necessary regulatory approvals and to manufacture the products in accordance with Good Manufacturing Practices, and its ability to market and distribute its products. There can be no assurance that Careside's future product enhancements will receive regulatory clearance or be profitable in the marketplace.

  The accompanying consolidated financial statements have been prepared in conformity with principles of accounting applicable to a going concern. These principles contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements for the year ended December 31, 1999, the Company incurred a net loss of $11,590,633, has used cash for operating activities of $9,404,754 and has accumulated a deficit of $28,495,876 since inception. Management believes that the Company's existing sources of liquidity, which contemplates that $2,000,000 of bridge financing (see Note 9) will be converted to equity, together with the proceeds received in March 2000 from its private placement of common stock (see Note 15) will be sufficient to fund its planned operations into 2001. However, until the Company has successfully entered its targeted markets, there are uncertainties that may impact the Company's ability to fund its planned operations and meet its operational objectives.

2. Summary of Significant Accounting Policies

 Principles of Consolidation

  The consolidated financial statements include the accounts of Careside and Careside Hematology. Intercompany accounts and transactions are eliminated in consolidation.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

                                CARESIDE, INC.
                         (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


 Cash and Cash Equivalents

  All highly liquid investments with an original maturity of three months or less are presented as cash equivalents in the accompanying consolidated financial statements. At December 31, 1999, a $453,255 bank overdraft was included in accrued expenses.

 Inventory

  Inventories are stated at the lower of cost or market with cost determined on a first-in, first-out basis, and are summarized as follows:

                                                                 December 31,
                                                               -----------------
                                                                 1998     1999
                                                               -------- --------
     Raw materials............................................ $     -- $369,937
     Work in process..........................................       --   48,620
     Finished goods...........................................       --  130,066
                                                               -------- --------
                                                               $     -- $548,623
                                                               ======== ========

 Property and Equipment

  Property and equipment are stated at cost. Property and equipment capitalized under capital leases are recorded at the present value of the minimum lease payments due over the lease term. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets or the lease term, whichever is shorter. The Company uses lives of two to five years for research and manufacturing equipment and three to seven years for office equipment. Leasehold improvements generally are amortized over the life of the lease.

 Long-Lived Assets

  The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or a group of assets may not be recoverable. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying amount of the asset exceeds fair value. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required. The Company is still in the development stage and has not recorded an impairment loss in any period presented.

 Fair Value of Financial Instruments

  Cash equivalents are reflected in the accompanying consolidated financial statements at fair value due to the short-term nature of those instruments. The carrying amount of long-term debt approximates fair value on the balance sheet dates based on borrowing rates currently available to the Company for loans with similar terms and maturities.

 Revenue Recognition

  The Company recognizes revenue upon shipment, except that revenue from analyzers is not recognized until customer acceptance.

                                CARESIDE, INC.
                         (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


 Research and Development

  Research and development costs are charged to expense as incurred.

 Income Taxes

  The Company follows Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under SFAS No. 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates that are expected to be in effect when the differences reverse.

 Accounting for Stock-Based Compensation

  The Company applies Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its stock options. The Company follows the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," which permits pro forma disclosure of the net loss using a fair value-based method of accounting for employee stock option plans (see Note 10).

 Net Loss Per Common Share

  The Company has presented net loss per common share pursuant to SFAS No. 128, "Earnings per Share." Basic loss per common share was computed by dividing net loss applicable to common shareholders by the weighted average number of shares of common stock outstanding during the period. Dilutive loss per common share has not been presented since the impact on loss per share using the treasury stock method is anti-dilutive due to the Company's losses.

 Recapitalization

  In February 1999, Careside's stockholders approved a 1-for-5.2 reverse stock split of Careside's common stock to be effective upon consummation of the initial public offering which took place in June 1999. All references in the accompanying consolidated financial statements to the number of shares and per share amounts have been retroactively restated to reflect the reverse stock split.

 Reclassifications

  Certain prior year amounts have been reclassified to conform to the current year presentation.

 Recently Issued Pronouncements

  In June 1999, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company is currently evaluating the potential impact of SFAS No. 133 and SFAS No. 137.

                                CARESIDE, INC.
                         (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


3. Property and Equipment

                                    December 31,
                               -----------------------
                                  1998        1999
                               ----------  -----------
     Laboratory equipment....  $3,433,811  $ 7,098,808
     Computer and office
      equipment..............     106,798      315,414
     Leasehold improvements..     371,239      371,239
                               ----------  -----------
                                3,911,848    7,785,461
     Less--Accumulated
      depreciation and
      amortization...........    (525,364)  (1,846,275)
                               ----------  -----------
                               $3,386,484  $ 5,939,186
                               ==========  ===========

  At December 31, 1999, there was approximately $1,600,000 of production equipment that was in the process of being assembled. Depreciation and amortization expense for the years ended December 31, 1997, 1998 and 1999, and the period from inception (July 10, 1996) through December 31, 1999 was, $145,858, $367,231, $1,320,911 and $1,846,275, respectively.

4. Income Taxes

  Deferred income tax assets or liabilities are computed based on the temporary differences between the financial statement and income tax bases of assets and liabilities using the enacted marginal income tax rate in effect for the year in which the differences are expected to reverse. Realization of the net deferred tax assets is dependent on generating sufficient taxable income during the periods in which temporary differences will reverse. The amount of the net deferred tax assets considered realizable, however, could be adjusted in the near term if estimates of future taxable income during the reversal periods are revised. Deferred income tax expenses or credits are based on the changes in the deferred income tax assets or liabilities from period to period.

  At December 31, 1999, the Company had net operating loss carryforwards for federal income tax purposes of approximately $17,769,156. In addition, the Company has federal research and development credit carryforwards of approximately $759,464. The net operating loss and credit carryforwards begin to expire in 2011 and are subject to review and possible adjustment by the Internal Revenue Service. The Tax Reform Act of 1986 contains provisions that may limit the net operating loss carryforwards available to be used in any given year in the event of significant changes in ownership interests.

  The components of the deferred income tax assets are as follows:

                                                        December 31,
                                                ------------------------------
                                                   1998          1999
                                                -----------  ------------
     Net operating loss carryforwards.......... $   730,438  $  7,612,306
     Research and development credit
      carryforwards............................     224,775     1,115,120
     Capitalized research and development......   1,955,893     2,152,254
     Start-up costs............................     419,936     1,570,460
     Accruals..................................       6,663        18,569
     Depreciation and amortization.............     178,623       783,964
     Deferred rent.............................         --         31,365
     State tax benefit.........................         --       (319,686)
     Valuation allowance.......................  (3,516,328)  (12,964,352)
                                                -----------  ------------
                                                $       --   $        --
                                                ===========  ============

                                CARESIDE, INC.
                         (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


  Due to the uncertainty surrounding the realization of the deferred tax asset, the Company has provided a valuation allowance against the entire asset.

5. Common Stock Placements

  In March 1997, Careside completed a private placement (the "1997 Private Placement") of 1,923,090 shares of its common stock at $5.20 per share. The 1997 Private Placement raised approximately $8.7 million, net of the placement agent's commission and offering costs. In connection with the 1997 Private Placement, the placement agent and its affiliates received warrants to purchase 384,615 shares of Careside's Common stock at $5.20 per share. These warrants are currently exercisable and expire seven years from the date of issuance.

  In June 1998, Careside completed a private placement (the "1998 Private Placement") of 1,701,225 shares of its common stock at $6.76 per share, which generated net proceeds of approximately $10.2 million. In connection with the 1998 Private Placement, the placement agent and its affiliates received warrants to purchase 340,237 shares of Careside's common stock at $6.76 per share. These warrants are currently exercisable and expire seven years from the date of issuance. In connection with providing financial consulting services for the 1998 Private Placement, Careside granted an option to purchase 1,154 shares of common stock at $.05 per share to an entity owned by a director of Careside.

  In June 1999, Careside completed an initial public offering of its common stock. The offering totaled 2,000,000 shares of common stock and 2,000,000 tradable warrants exercisable into one share of common stock each. The combined share and warrant were sold at a price of $7.50 per unit. The warrants are currently exercisable at a price of $9.00 per share and expire on the earlier of five years from the date of issuance or if they are called. They are callable at $0.05 per warrant upon 30 days written notice if the common stock trades for ten consecutive days at a price equal to or exceeding $14.00 per share.

6. Preferred Stock

  In June 1999, the Company exchanged $1,038,575 of bridge financing and unpaid interest (see Note 9) for 162,914 shares of Series A Convertible Preferred Stock.

  The Series A Convertible Preferred Stock has a stated value equal to $7.50 per share. The Series A Convertible Preferred Stock has preference over common stock in dividends and has a liquidation preference over common stock of $7.50, plus all accrued and unpaid dividends. Each share of Series A Convertible Preferred Stock has one vote on all matters to be voted on by the holders of the common stock and votes with the holders of the common stock as one voting group. The Series A Convertible Preferred Stock has the right to vote as a separate class pursuant to applicable law and on any action limiting the preferences or rights of the Series A Convertible Preferred Stock, reclassifying the common stock or any other capital stock ranking junior to the Series A Convertible Preferred Stock into any class of security ranking senior to or the same as the Series A Convertible Preferred Stock, or increasing the authorized number of shares of Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock bears a cumulative dividend, which accrues if not declared by the Board of Directors, at an annual rate of 10% of stated value. In 1999, the Company accrued dividends payable in the amount of $55,201.

  Each share of Series A Convertible Preferred Stock is convertible at the option of the holder into one unit comprised of one share of common stock and a warrant to purchase one additional share of common stock. All accrued and unpaid dividends with respect to shares of Series A Convertible Preferred Stock that are converted will be converted into units at the initial offering price per unit. The terms and conditions of the warrants received on conversion of Series A Convertible Preferred Stock, including its exercise price, will be identical to the terms and conditions of the warrants included in the units sold in the Offering.

                                CARESIDE, INC.
                         (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


  The Company has the right to redeem the Series A Convertible Preferred Stock at any time for a per share amount equal to the sum of $7.50, plus any accrued and unpaid dividends and the greater of $0.05 or the excess of the average five day closing price of a share of common stock over the exercise price of the warrant issuable upon conversion of the Series A Convertible Preferred Stock.

7. Purchase of Texas Instrument Laboratories, Inc.

  In December 1999, the Careside acquired all of the outstanding common stock of TIL in exchange for 521,739 shares of Careside's common stock. TIL was then merged into Careside's newly formed, wholly-owned subsidiary, Careside Hematology. The transaction was accounted for using the purchase method of accounting. Careside acquired substantially all assets of TIL for $2,869,565, which represented the market value of the 521,739 shares of common stock on the date of acquisition. The excess of the purchase price over the book value of TIL was recorded as goodwill in the amount of $2,834,747. Goodwill will be amortized over a five-year period. Amortization expense was $36,577 in 1999.

  The following unaudited proforma results of operations for the years ended December 31, 1998 and 1999 have been prepared as if the acquisition of TIL occurred on January 1, 1998:

                                                      Years Ended December 31,
                                                      -------------------------
                                                         1998          1999
                                                      -----------  ------------
                                                            (unaudited)
     Revenue......................................... $   285,856  $    321,823
     Net loss........................................  (9,532,870)  (12,103,215)
     Net loss available to common stockholders.......  (9,532,870)  (12,158,416)
     Basic and diluted loss per common share.........       (1.85)        (1.81)

8. Related Party Transactions

  During 1997, SmithKline loaned Careside $1,000,000, which along with accrued expenses of $27,985 was converted into an additional 2% equity interest (129,555 common shares) in Careside upon the closing of the 1997 Private Placement. SmithKline currently owns 229,808 shares, representing 3.0% of the current outstanding common stock.

  In December 1998, Careside entered into an agreement with an affiliate of SmithKline for up to $3,000,000 of bridge financing. In 1999, $1,000,000 of this debt, plus $38,575 of accrued interest of unpaid interest was converted to Series A Preferred Stock (see Note 9).

                                CARESIDE, INC.
                         (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


9. Debt

  Long-term debt consists of the following:

                                                            December 31,
                                                       -----------------------
                                                          1998        1999
                                                       ----------  -----------
   Note payable, interest at 8%, due on January 31,
    2000, net of unamortized discount of $309,154....  $1,190,846  $       --
   Note payable, interest at 10%, due on March 17,
    2000.............................................         --     2,000,000
   Equipment loan due to finance company, interest at
    14%, due in monthly installments of principal and
    interest of $26,837, with a final payment of
    $133,490 in December 2002........................   1,041,084      854,286
   Equipment loan due to finance company, interest at
    15%, due in monthly installments of principal and
    interest of $14,347, with a final payment of
    $69,854 in September 2003........................         --       521,782
                                                       ----------  -----------
                                                        2,231,930    3,376,068
   Less--Current Portion.............................    (186,998)  (2,316,192)
                                                       ----------  -----------
                                                       $2,044,932  $ 1,059,876
                                                       ==========  ===========

  In December 1998, Careside entered into a $2,500,000 facility with an equipment financing company. Borrowings under the facility are evidenced as separate loans and are secured by specific equipment assets. Each equipment loan has a 48-month term and bears interest at approximately 14% and 15% per year, adjusted for an index rate based on 48-month U.S. Treasury Notes at the time of borrowing (6.44% at December 31, 1999). Careside borrowed $1,041,084 in 1998 and $558,831 in 1999 under this facility to finance equipment purchases. Careside recorded interest expense of $0 and $155,369 in 1998 and 1999, respectively related to these borrowings.

  In December 1998, Careside entered into an agreement with an affiliate of SmithKline for up to $3,000,000 of bridge financing, of which $1,500,000 was drawn on December 28, 1998 and the remaining $1,500,000 was drawn on January 31, 1999. The outstanding principal under the bridge financing originally matured upon the earliest of the completion of Careside's initial public offering (the "Offering"), a private equity financing of at least $8,000,000 or January 31, 2000. The maturity date has been extended to March 24, 2000. Careside issued a warrant (the "Bridge Warrant") in connection with the bridge financing. The Bridge Warrant was originally exercisable into that number of shares of common stock which is equal to $750,000 divided by 85% of the Offering price per share. The Bridge Warrant has an exercise price equal to 85% of the Offering price. The Bridge Warrant became exercisable in December 1999 and expires on June 16, 2003. Using the Black-Scholes pricing model, the estimated fair value of the Bridge Warrant was calculated at $330,114 and was recorded as a reduction in the carrying amount of the bridge note, with a corresponding increase in stockholders' equity. The discount on the bridge note was amortized over the estimated term of the note as additional interest expense. In June 1999, $1,000,000 of the bridge financing plus $38,575 of unpaid interest was converted to Series A Convertible Preferred Stock (see
Note 6). In connection with the conversion, the Bridge Warrant was modified such that it will be exercisable into that number of shares of common stock which is equal to $1,500,000 divided by 85% of the Offering price per share. Using the Black-Scholes pricing model, the estimated fair value of the increase in shares under the Bridge Warrant modification was calculated at $289,801 and was recorded as interest expense in 1999, with a corresponding increase in stockholders' equity.

                                CARESIDE, INC.
                         (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


  Future maturities of debt at December 31, 1999 are as follows:

       2000.......................................................... $2,316,192
       2001..........................................................    363,598
       2002..........................................................    525,366
       2003 .........................................................    170,912
                                                                      ----------
                                                                      $3,376,068
                                                                      ==========

10. Stock Options and Warrants

 Stock Options

  Careside has adopted the 1996 Incentive and Non-Qualified Stock Option Plan, 1996 Key Executive Stock Option Plan, 1998 Incentive and Non-Qualified Stock Option Plan and the 1998 Director Stock Option Plan (together, the "Plans"), which provide for the granting of options to purchase up to 1,201,923 shares of common stock to directors, officers, consultants and employees of the Company. At December 31, 1999 701,953 shares were available for future grant under the Plans. The number of options to be granted and the option prices are determined by the Board of Directors in accordance with the terms of the Plans. Generally, options are not granted at prices below the fair market value at the date of grant. Each option expires on such date as the Board of Directors may determine. Generally options vest from 3 to 5 years.

  The table below summarizes the option activity for 1997, 1998, and 1999:

                                                  Weighted                 Exercisable
                                      Weighted  Average Fair                Weighted
                                      Average     Value of                   Average
                            Number of Exercise Options Granted   Number     Exercise
                             Shares    Price   During the Year Exercisable    Price
                            --------- -------- --------------- ----------- -----------
   Outstanding at December
    31, 1996...............      --
     Granted...............  317,163   $5.49        $2.14
                             -------   -----        =====
   Outstanding at December
    31, 1997...............  317,163    5.49                      23,051      $5.28
                                                                 =======      =====
     Granted...............  111,950    6.76        $1.83
                                                    =====
     Exercised.............  (17,715)   6.76
     Cancelled.............     (673)   5.20
                             -------   -----
   Outstanding at December
    31, 1998...............  410,725    5.78                     198,343      $5.08
                                                                 =======      =====
     Granted...............   95,017    6.17        $2.82
                                                    =====
     Exercised.............      --      --
     Cancelled.............   (5,772)   6.07
                             -------   -----
   Outstanding at December
    31, 1999...............  499,970   $5.85                     390,278      $5.76
                             =======   =====                     =======      =====

                                CARESIDE, INC.
                         (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


  The table below summarizes information about options outstanding at December 31, 1999:

                                                 Weighted Average
   Range of        Number       Weighted Average  Exercise Price       Number
   Exercise    Outstanding at      Remaining        of Options     Exercisable at
    Prices    December 31, 1999 Contractual Life   Outstanding    December 31, 1999
   --------   ----------------- ---------------- ---------------- -----------------
   $0.05-
    0.05..           1,154         7.4 years          $0.05              1,154
   $5.00-
    7.50..         497,614         7.9 years          $5.86            388,884
   $8.01..           1,202         9.0 years          $8.01                240
                   -------         ---------          -----            -------
   $0.05-
    8.01..         499,970         7.9 years          $5.85            390,278
                   =======         =========          =====            =======

  As permitted by SFAS No. 123 "Accounting for Stock-Based Compensation," the Company continues to apply the accounting rules of APB No. 25 governing the recognition of compensation expense for employee stock options. Such accounting rules measure compensation expense on the first date at which both the exercise price and the number of shares are known. Expense is only recognized in circumstances where the exercise price is less than the fair market value at the measurement date. No such expense has been recorded in the accompanying consolidated statements of operations. In 1998 Careside issued 1,154 options to a consultant. Compensation expense recorded for these options was immaterial.

  Under the requirements of SFAS No. 123 pro forma disclosure of compensation expense using the fair value method is required to be disclosed if the Company applies APB No. 25. Pro forma compensation has been computed by estimating the fair value of options at the date of grant using the Black-Scholes option pricing model.

  The following assumptions were used in estimating the fair value of options:

                                1997      1998       1999
                              --------- --------- ----------
     Weighted average risk-
      free interest rate.....     6.41%     5.56%      5.92%
     Weighted average
      expected life.......... 6.7 years 7.0 years 4.17 years
     Weighted average
      volatility.............        0%        0%        60%
     Dividend yield..........        0%        0%         0%

  Had the compensation cost of these options been recorded for the years ended December 31, 1997, 1998 and 1999, the Company's net loss would have increased by approximately $28,000, $316,000 and 442,256, respectively.

 Stock Warrants

  The following table summarizes outstanding warrants at December 31, 1999 issued in connection with private placements of Careside's common stock prior to the Offering:

                                Outstanding Exercise                Expiration
     Type of Warrants            Warrants    Price   Issuance Date     Date
     ----------------           ----------- -------- ------------- -------------
     Common stock..............   384,615    $5.20   February 1997 February 2004
     Common stock..............   340,237    $6.76    April 1998    April 2005
                                  -------
                                  724,852
                                  =======

  In addition to the above warrants, the Company issued a Bridge Warrant in connection with the issuance of debt (see Note 9). The Bridge Warrant became exercisable in December 1999 and expires in June 2003. Warrants to purchase 200,000 units were granted to the underwriters of the Offering. Each warrant carries an exercise price

                                CARESIDE, INC.
                         (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

of $9.00 and allows the purchase of one share of common stock and a tradable warrant identical to those sold in the Offering. The warrants are exercisable for a four year period beginning on the first anniversary of the Offering.

11. Statements of Cash Flows

  The Company prepares its statements of cash flows using the indirect method as defined under SFAS No. 95. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Supplemental cash flows disclosures are as follows:

                                                             1997 1998   1999
                                                             ---- ---- --------
     Cash paid for interest................................. $ -- $ -- $157,653
     Cash paid for income taxes.............................   --   --      --

  Non-cash Investing and Financing Activities:

                                                         1997 1998    1999
                                                         ---- ---- ----------
     Conversion of bridge financing to Series A
      Preferred Stock................................... $ -- $ -- $1,038,575
     Acquisition of equipment under capital lease.......   --   --     52,980
     Accrued dividends on Series A Preferred stock......   --   --     55,201

  In connection with the Company's initial public offering, $498,433 of previously unpaid deferred offering costs were offset against accounts payable.

  In connection with the acquisition of TIL in December 1999, the Company recorded the following non-cash amounts which have been excluded from the consolidated statement of cash flows:

     Additional paid-in capital..................................... $2,869,565
     Goodwill.......................................................  2,834,747
     Net assets acquired............................................     34,818

12. Commitments

 Leases

  The Company leases office and laboratory facilities under noncancelable operating leases expiring from August 2000 to July 2006. Rent expense for the years ended 1997, 1998 and 1999 and the period from inception (July 10, 1996) through December 31, 1999 was $156,756, $156,756, $174,497 and $514,135,
respectively.

  Included in property and equipment is approximately $52,980 of equipment, at acquisition cost, which is leased under a noncancellable lease accounted for as a capital lease expiring in June 2003.

                                CARESIDE, INC.
                         (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


  At December 31, 1999, the future minimum annual rental payments under lease agreements are as follows:

                                                Capital   Operating
                                                 Leases     Leases     Total
                                                --------  ---------- ----------
     December 31:
       2000...................................  $ 16,875  $  189,065 $  205,940
       2001...................................    16,875     219,515    236,390
       2002...................................    16,875     238,746    255,621
       2003...................................     9,019     253,965    262,984
       2004...................................       --      263,577    263,577
       Thereafter.............................       --      435,820    435,820
                                                --------  ---------- ----------
                                                  59,644  $1,600,688 $1,660,332
                                                          ========== ==========
     Less--Amount representing interest at
      approximately 14 percent................   (12,803)
                                                --------
     Present value of minimum lease payments..    46,841
                                                --------
     Less--Current portion....................   (11,006)
                                                --------
                                                $ 35,835
                                                ========

 Collaborative Arrangements

  Careside has utilized strategic partners with specific design and technology expertise in order to develop the Careside system rapidly and on a cost-effective basis. Careside has agreements with (i) Fuji Photo Film Co., Ltd. for the supply of its dry film based chemistry reagents, (ii) International Technidyne Corporation for the joint development of coagulation reagents,
(iii) UMM Electronics, Inc. to design and manufacture the CareSide Analyzer and (iv) Advanced Medical Information Technologies, Inc. to develop software to link the Careside system and other medical devices, including the hematology device. In addition, Careside contracted with Hauser, Inc. for the design of the Careside system and with Battelle Memorial Institute for the design of the system's disposable test cartridges and their automated assembly manufacturing system. TIL has agreements with Ysebaert, Inc., the manufacturer of the Hematology Analyzer. The Company's agreements with its strategic partners do not obligate it to any minimum purchase commitments.

  The Company purchases its dry film based chemistry reagents solely from Fuji Photo Film Co., Ltd. In addition, UMM Electronics, Inc. is the sole designer and manufacturer of the Careside Analyzer. The loss of these suppliers could impact the Company's ability to obtain and produce these items in the short-term. However, the Company believes that acceptable alternative suppliers are available.

 Employment Agreements

  The Company has entered into three-year renewable employment agreements with three of its executive officers that provide for aggregate annual compensation of approximately $543,325.

13.  Retirement Plan

  The Company maintains a 401(k) profit sharing plan on behalf of its employees. Participation in the plan is voluntary and eligible employees, as defined, may contribute up to 15% of their compensation to the plan. The Company matches 50% of the employee's contribution up to 4% of an employee's compensation. Contributions

                                CARESIDE, INC.
                         (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

under the Plan were, $32,315, $34,657, 47,195 and $114,167 for the years ended 1997, 1998 and 1999 and the period from inception (July 10, 1996) through December 31, 1999, respectively.

14. Employee Stock Purchase Plan

  In 1999, the Company's shareholders approved the Employee Stock Purchase Plan ("ESPP"), under which 150,000 shares of the Company's common stock could be sold to employees. Each quarter, an eligible U.S. employee may elect to withhold up to 15 percent of his or her salary to purchase shares of the Company's stock at a price equal to 85 percent of the fair value of the stock as of the first day of the quarter, or the last day of the quarter. The ESPP will terminate at the earlier of the date that all 150,000 shares have been sold or the date as of which the Board of Directors chooses to terminate the plan as provided in the plan provision. In 1999, 3,502 shares of the Company's stock were sold under the ESPP for $16,792, and at December 31, 1999, 146,498 shares remained available for sale.

15. Subsequent Events

  In January 2000, the Company financed the purchase price of certain equipment totaling $795,465 and pledged the equipment as collateral. The loan is paid in monthly installments and is due over 48 months.

  In January 2000, the Company granted 86,500 options under the 1996 and 1998 stock option Plans with a weighted average exercise price of $10.00.

  In March 2000, the Company sold 956,039 shares of common stock in a private placement for $7,626,270, net of $758,192 of offering costs. The Company has agreed to file a registration statement with the Securities and Exchange Commission to register these shares by April 7, 2000. In connection with the sale, the Company issued a warrant for nominal value exercisable into 114,725 shares of the Company's common stock at an exercise price of $0.01 per share. The warrant is exercisable upon certain conditions and expires on December 15, 2000.