Form 10-K/A
period 1999-12-31
CARESIDE INC
filed 2000-03-31
CIK 1070602

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K/A

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

  In addition, we entered into an agreement for bridge financing with S.R. One, Limited in December 1998. Under this agreement, $1.5 million was funded in December 1998 and $1.5 million was funded in January 1999. In June 1999, S.R. One, Limited agreed to convert $1 million of the $3 million loan, together with accrued interest at the rate of 8% on $1 million, into shares of Series A Convertible Preferred Stock. The conversion price was $6.375, which was 85% of the initial public offering price per unit. S.R. One received 162,914 shares of Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock may in turn be converted, at the option of the holder, into one share of our common stock and one warrant to purchase an additional share of our common stock. All accrued and unpaid dividends with respect to shares of Series A Convertible Preferred Stock that are converted by S.R. One will also be converted into units at the initial public offering price per unit. The exercise price and other terms of the warrant received on the conversion will be the same as the warrants included in units sold in the offering. The annual interest rate on the remaining $2 million increased to 10% on July 1, 1999. S. R. One has the option to convert all or any portion of the remaining loan, plus accrued interest thereon, into shares of Series A Convertible Preferred Stock. On the same basis as the previous $1 million conversion discussed above.

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

  On March 8, 2000, the Company completed the sale of an additional 956,039 shares of common stock in a private placement to 5 institutional investors at a price of $8.77 per share. Based on the net proceeds from this transaction, plus existing sources of liquidity, which contemplates that $2 million of bridge equity will be converted to equity. We project adequate cash to fund planned operations into 2001. However until the $2 million of bridge financing has been converted and the company has successfully entered its targeted markets, there are uncertainties that may impact the Company's ability to fund its planned Operations and meet it operational objectives.

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

  4.6*  Form of Warrant Agreement dated June 21, 1999, by and between Careside,
         Inc. and Paulson Investment Company, Inc.

  4.7*  Form of Warrant Agreement dated June 16, 1999 by and between Careside,
         Inc. and American Stock Transfer & Trust Company, as Warrant Agent

  4.8*  Form of Warrant issued to S.R. One, Limited on June 21, 1999

  4.9*  Form of New Note issued to S.R. One, Limited dated as of December 17,
         1999

  4.10 Registration Rights Agreement dated as of December 7, 1999 by and between Careside, Inc. and Yves LeBihan and Jean-Yves LeBihan

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

             Signature                           Title                  Date
             ---------                           -----                  ----
    /s/ W. Vickery Stoughton         Chairman of the Board of      March 31, 2000
____________________________________  Directors, Chief Executive
        W. Vickery Stoughton          Officer and Director
                                      (principal executive
                                      officer)

      /s/ Thomas H. Grove            Executive Vice President--    March 31, 2000
____________________________________  Research and Development
          Thomas H. Grove             and Director

       /s/ James R. Koch             Chief Financial Officer,      March 31, 2000
____________________________________  Treasurer, Executive Vice
           James R. Koch              President and Director
                                      (principal financial and
                                      accounting officer)

     /s/ Anthony P. Brenner          Director                      March 31, 2000
____________________________________
         Anthony P. Brenner

     /s/ William F. Flatley          Director                      March 31, 2000
____________________________________
         William F. Flatley

     /s/ Kenneth N. Kermes           Director                      March 31, 2000
____________________________________
         Kenneth N. Kermes

     /s/ C. Alan MacDonald           Director                      March 31, 2000
____________________________________
         C. Alan MacDonald

        /s/ Diana Mackie             Director                      March 31, 2000
____________________________________
            Diana Mackie

      /s/ Philip B. Smith            Director                      March 31, 2000
____________________________________
          Philip B. Smith

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

  The accompanying consolidated financial statements have been prepared in conformity with principles of accounting applicable to a going concern. These principles contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements for the year ended December 31, 1999, the Company incurred a net loss of $11,590,633, has used cash for operating activities of $9,404,754 and has accumulated a deficit of $28,495,876 since inception. Management believes that the Company's existing sources of liquidity, which contemplates that $2,000,000 of bridge financing (see Note 9) will be converted to equity, together with the proceeds received in March 2000 from its private placement of common stock (see Note 15) will be sufficient to fund its planned operations into 2001. However, until the $2 million of bridge financing has been converted and the Company has successfully entered its targeted markets, there are uncertainties that may impact the Company's ability to fund its planned operations and meet its operational objectives.

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