Form 10-Q
period 2000-03-31
CARESIDE INC
filed 2000-05-15
CIK 1070602

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                _______________

                                   FORM 10-Q


(Mark One)

X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934.

      For the quarterly period ended March 31, 2000
                                _______________


                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934.

     For the transition period from ___________ to ___________.


                      Commission file number    333-69207
                         ______________________________

                                 Careside, Inc.
                 _____________________________________________
             (Exact name of registrant as specified in its charter)


                           Delaware       23-2863507
                           --------      -----------
   (State or other jurisdiction             (IRS employer identification no.)
   of incorporation or organization)



                  6100 Bristol Parkway, Culver City, CA  90230
                 _____________________________________________
           (Address of principal executive offices)       (zip code)


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


    The number of shares outstanding of the Registrant's common Stock, par value $.01 per share, was 8,797,665 as of March 31, 2000.

                                 CARESIDE, INC.

                                     INDEX



                                                                                                                  Page
                                                                                                                  ----

   Item 1.  Financial Statements (unaudited)
            --------------------------------
            Consolidated Condensed Balance Sheets at December 31, 1999 and March 31, 2000 unaudited...............    3
                 Consolidated Condensed Statements of Operations for the three months ended
                   March 31, 1999 and 2000 unaudited and the period from inception (July 10, 1996) through
                   March 31, 2000 unaudited.......................................................................    4
                 Consolidated Condensed Statements of Cash Flows for the three months ended
                   March 31, 1999 and 2000 unaudited and the period from inception (July 10, 1996) through
                   March 31, 2000 unaudited.......................................................................    5
                 Notes to Consolidated Condensed Financial Statements.............................................    6

        Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations............    8

        Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......................................   11

Part II Other Information

        Item 2.  Changes in Securities and Use of Proceeds........................................................   12

        Item 6.  Exhibits and Reports on Form 8-K.................................................................   13

Signatures........................................................................................................   14


                                     PART I
                             FINANCIAL INFORMATION

Item 1.    Financial Statements

                                 CARESIDE, INC.
                         (a development-stage company)

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                      (in thousands, except share amounts)
                                  (unaudited)

                         ASSETS
                         ------
                                                                         December 31, 1999    March  31, 2000
                                                                         -----------------    ---------------
CURRENT ASSETS
  Cash and cash equivalents.........................................          $  4,905.4         $ 11,260.9
  Inventories.......................................................               548.6            1,078.5
  Accounts Receivable...............................................                78.0              151.1
  Prepaid expenses and other........................................               102.7              257.7
                                                                              ----------         ----------
    Total current assets............................................             5,634.7           12,748.2

PROPERTY AND EQUIPMENT, net.........................................             5,939.2            6,405.6
DEFERRED OFFERING COSTS.............................................                 2.3                  -
GOODWILL,net........................................................             2,798.2            2,656.4
DEPOSITS............................................................                15.0               15.0
                                                                              ----------         ----------
                                                                              $ 14,389.4         $ 21,825.2
                                                                              ==========         ==========

               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------

CURRENT LIABILITIES:
  Current portion of long-term debt.................................          $  2,327.2         $  2,655.7
   Accounts payable.................................................               844.9            2,685.8
  Accrued interest..................................................               156.5              206.4
  Accrued expenses..................................................               886.3              446.9
                                                                              ----------         ----------
     Total current liabilities......................................             4,214.9            5,994.8
                                                                              ----------         ----------

LONG-TERM DEBT......................................................             1,095.7            1,410.8
                                                                              ----------         ----------

STOCKHOLDERS' EQUITY
  Series A convertible preferred stock, $.01 par value,
   5,000,000 shares authorized; 162,914 issued and outstanding at
   December 31, 1999 and March 31, 2000.............................                 1.6                1.6

  Common stock, $.01 par value, 50,000,000 shares authorized;
   7,609,581 and 8,797,665 issued and outstanding at
   December 31, 1999 and March 31, 2000 respectively................                76.1               87.9

  Additional paid-in capital........................................            37,497.0           47,025.8

  Deficit accumulated during development stage......................           (28,495.9)         (32,695.7)
                                                                              ----------         ----------

Total stockholders' equity..........................................             9,078.8           14,419.6
                                                                              ----------         ----------
                                                                              $ 14,389.4         $ 21,825.2
                                                                              ==========         ==========

   The accompanying notes are an integral part of these consolidated financial statements.

                                 CARESIDE, INC.
                         (a development-stage company)

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)
                                  (unaudited)

                                       Three Months Ended       For the Period From Inception
                                           March 31,                    (July 10, 1996)
                                           ---------                       Through
                                         1999          2000             March 31, 2000
                                         ----          ----             --------------
SALES, net.......................    $       -     $   282.7               $    343.6

COST OF SALES....................            -         142.5                    173.1
                                     ---------     ---------               ----------

GROSS PROFIT.....................            -         140.2                    170.5

OPERATING EXPENSES:
  Research and development.......      2,229.7       2,463.5                 26,470.9
  Sales and marketing............        151.6         944.4                  2,483.4
  General and administrative.....        257.8         721.5                  3,381.4
                                     ---------     ---------               ----------

    Operating Loss...............     (2,639.1)     (3,989.2)               (32,165.2)

INTEREST INCOME..................         42.1          77.5                    816.1
INTEREST EXPENSE.................       (401.8)       (146.4)                (1,168.3)
GOODWILL AMORTIZATION............            -        (141.8)                  (178.3)
                                     ---------     ---------               ----------


NET LOSS.........................     (2,998.8)     (4,199.9)               (32,695.7)

DIVIDENDS ON SERIES A
   PREFERRED STOCK...............            -         (25.8)                   (81.1)
                                     ---------     ---------               ----------

NET LOSS TO COMMON
 STOCKHOLDERS....................    $(2,998.8)    $(4,225.7)              $(32,776.8)
                                     =========     =========               ==========

BASIC NET LOSS PER COMMON SHARE..    $    (.59)    $   (0.54)
                                     =========     =========

SHARES USED IN COMPUTING BASIC
 NET LOSS PER COMMON SHARE.......    5,084,340     7,867,350
                                     =========     =========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 CARESIDE, INC.
                         (a development-stage company)

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                                                       For the Period
                                                                                                       From Inception
                                                                               Three Months Ended      (July 10, 1996)
                                                                                     March 31,            Through
                                                                                     ---------             March 31,
                                                                               1999          2000            2000
                                                                               ----          ----            ----
OPERATING ACTIVITIES:
  Net Loss...............................................................   $(2,998.8)    $(4,199.9)       $(32,695.7)
  Adjustments to reconcile net loss to net cash used in
    operating activities -
    Depreciation and Amortization........................................       234.7         644.1           2,526.9
    Imputed interest on long-term debt...................................           -             -               8.3
    Amortization of debt discount........................................       309.1             -             330.1
    Noncash interest expense.............................................           -             -             289.8
  Change in assets and liabilities-
    Inventories..........................................................           -        (529.9)         (1,002.0)
    Accounts receivable..................................................           -         (73.0)           (146.5)
    Prepaid expenses and other...........................................       168.2        (155.0)           (257.6)
    Deposits.............................................................           -             -                 -
    Accounts payable.....................................................       555.3       1,843.1           3,140.1
    Accrued interest.....................................................           -          49.9             244.9
    Accrued expenses.....................................................        24.2        (465.2)            385.5
                                                                            ---------     ---------        ----------
Net cash used in operating activities....................................    (1,707.3)     (2,885.9)        (27,176.2)
                                                                            ---------     ---------        ----------

INVESTING ACTIVITIES:
  Cash acquired in purchase of  Texas International Laboratories, Inc....           -             -                .1
  Purchases of property and equipment....................................    (1,224.8)       (968.8)         (8,197.7)
                                                                            ---------     ---------        ----------
Net cash used in investing activities....................................    (1,224.8)       (968.8)         (8,197.6)
                                                                            ---------     ---------        ----------

FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt...............................     1,500.0         795.4           6,389.3
  Deferred offering costs................................................      (388.1)            -            (692.6)
  Proceeds from the issuance of common stock.............................           -       9,566.6          41,162.0
  Payments on long-term debt.............................................       (44.3)       (151.8)           (375.7)
  Payment of stock subscription..........................................           -             -              99.0
   Cash received from SmithKline Beecham Corporation in
    connection  with asset purchase......................................           -             -              52.7
                                                                            ---------     ---------        ----------
Net cash provided by financing activities................................     1,067.6      10,210.2          46,634.7
                                                                            ---------     ---------        ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS................................    (1,864.5)      6,355.5          11,260.9
CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD.............................     3,926.6       4,905.4                 -
                                                                            ---------     ---------        ----------
CASH & CASH EQUIVALENTS, END OF PERIOD...................................   $ 2,062.1     $11,260.9        $ 11,260.9
                                                                            =========     =========        ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                                CARESIDE, INC.
                         (a development-stage company)
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (unaudited)

Note 1:   BASIS OF PRESENTATION

    The accompanying unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These interim financial statements should be read in conjunction with the Company's Annual Report in Form 10-K for the year ended December 31, 1999. In management's opinion, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the financial position and results of operations, have been made. The results of operations for these interim financial statements are not necessarily indicative of the results expected for the entire year. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

          In March 2000, the Company sold 1,184,091 shares of common stock in a private placement for $8.77 per share. Proceeds, net of approximately $840,000 of offering costs, amounted to approximately $9.5 million. These shares were subsequently registered with Securities and Exchange Commission in April 2000.

Note 3:   INCOME TAXES

    As of December 31, 1999, the Company had approximately $17,769,000 and $759,000 of net operating loss and research and development credit carryforwards, respectively, for federal income tax purposes, which begin to expire in 2011.

    The availability of the net operating loss carryforward to reduce U.S. federal taxable income is subject to various limitations under the Internal Revenue Code of 1986 (the "Code"), as amended, in the event of an ownership change as defined in Section 382 of the Code. The Company experienced a change in ownership interest in excess of 50% as defined under the Code upon the consummation of the IPO. The Company does not believe that this change in ownership significantly impacts the Company's ability to utilize its net operating loss and tax credit carryforwards as of December 31, 1999.

Note 4:   INVENTORIES

    At March 31, 2000, inventories consisted of raw materials to be utilized in the manufacturing of disposable test cartridges and analyzers. Inventories are carried at the lower of cost or market computed on a first-in, first-out (FIFO) basis.

Note 5:   NET LOSS PER COMMON SHARE

    Basic loss per common share was computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common shares outstanding during the period. Dilutive loss per common share has not been presented, since the effect of common stock equivalents is anti-dilutive to the Company's loss per common share.

Note 6:    REVENUE RECOGNITION

    The Company recognizes revenue upon shipment, except that revenue from analyzers is not recognized until customer acceptance.

Note 7:   PURCHASE OF TEXAS INTERNATIONAL LABORATORIES, INC. (TIL)

     In December 1999, the Careside acquired all of the outstanding common stock of Texas International Laboratories, Inc. in exchange for 521,739 shares of Careside's common stock. TIL was then merged into Careside's newly formed, wholly-owned subsidiary, Careside Hematology. The transaction was accounted for using the purchase method of accounting. Careside acquired substantially all assets of TIL for $2,869,565, which represented the market value of the 521,739 shares of common stock on the date of acquisition. The excess of the purchase price over the book value of TIL was recorded as goodwill in the amount of $2,834,747. Goodwill is amortized over a five-year period. Amortization expense for the three months ended March 31, 2000 was $141,737.

Note 8:   LONG-TERM DEBT

    The Company's long-term debt consists of an obligation under a capital lease agreement, equipment loans due to a finance company and bridge financing due to a related party. The capital lease obligation carries monthly payments through 2003 and the equipment loans carry monthly payments through 2002 and 2003. The bridge financing of $2,000,000 and is due in June 2000.

Note 9:   STATEMENTS OF CASH FLOWS

    During the three-month periods ended March 31, 1999 and 2000 cash paid for interest was approximately $36,000 and $106,000 respectively. During the same periods the Company made no cash payments for income taxes.

    During the three-month period ended March 31, 2000, the Company accrued a dividend of $25,894 on it's Series A convertible preferred stock. The impact of this dividend on accrued liabilities and additional paid-in capital has been excluded from the consolidated condensed statement of cash flows. The Company had no non-cash investing and financing activities in the three-month period ending March 31, 1999.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Development of the point-of-care technology used in the Careside system began in 1994 at SmithKline Beecham Clinical Laboratories, Inc., a subsidiary of SmithKline Beecham Corporation. In November 1996, we acquired the intellectual property, equipment and other assets from SmithKline to continue the development of point-of-care diagnostic technology and to create a commercial product. As part of the consideration paid for the acquisition, SmithKline Beecham Corporation became an equity owner in Careside. In December 1999, we expanded the Careside system by acquiring Texas International Labs and the rights to their hematology testing device.

Since November 1996, we have devoted substantially all of our resources to research and development activities. We have incurred losses since inception. As of March 31, 2000, the aggregate loss incurred was approximately $32.7 million. We expect to incur significant additional losses over at least the next 12 months as we continue product development activities, complete a pilot marketing program and expand marketing efforts.

Results of Operations

Three Months Ended March 31, 2000 and 1999

Sales and Cost of Sales. Sales increased to $283,000 in the first quarter of 2000. The sales were predominately sales of Careside H-2000's, the product we acquired in December 1999. The cost of sales represents the cost of instruments and reagents sold.

Research and Development Expenses. Research and development expenses of $2.5 million remained consistent for the quarter ended March 31, 2000 as compared to spending of $2.2 million for the quarter ended March 31, 1999. This reflects the Company's efforts to refine operating software and resolve one hardware issue identified at in initial marketing sites of the Careside Analyzer, and to support additional test submissions to the FDA.

Selling and Marketing Expenses. Selling and marketing expenses increased to $944,000 for the first quarter of 2000 compared to $152,000 for the same period in 1999. This increase reflects the expense associated with building and training the sales force to sell the Careside system in 2000, trade show activity and initial promotion during 2000.

General and Administrative Expenses. General and administrative expenses increased to $722,000 for the first quarter of 2000 compared to $258,000 in the same period in 1999. This increase reflects the increase in efforts related to computer systems and software consulting, increased legal expense, public company reporting expenses and investor relations efforts resulting from being a public company in 2000 versus a private company in 1999.

Interest Income Expense and Interest expense was $146,000 for the first quarter of 2000 as compared to $402,000 for the same period in 1999. This decrease reflects the one-time, non-cash interest charges associated with the bridge loan facility S.R. One of $285,000 incurred in 1999 and not in 2000. Remaining interest expense is associated with the line-of-credit to purchase equipment and accrued interest on the remaining S.R. One bridge loan. Interest income for the first quarter of 2000 increased to $78,000 from $42,000 for the first quarter of 1999 due to larger cash and cash equivalent balances.

Goodwill. Goodwill amortization of $142,000 associated with the December 1999 acquisition of Texas International Laboratories, Inc. was recorded for the first quarter of 2000. No such expense occurred in the comparable prior year period.

Net Loss. The net loss increased to approximately $4.2 million for the three months ended March 31, 2000 compared to $3.0 million for the same period in 1999. This increase reflects the increase in selling and marketing, and administrative expenses.

Liquidity and Capital Resources

We have financed our operations since inception primarily through the net proceeds generated from the issuance of common stock and preferred stock, warrants, long-term debt and certain short-term borrowings that were subsequently converted into equity securities. As of March 31, 2000, we have received net proceeds aggregating approximately $46.6 million from these transactions.

Net cash used in operating activities for the three months ended March 31, 2000 was approximately $2.9 million. This amount included an increase in inventory of $529,000, a net increase in accrued expenses and accounts payable of $1.4 million and operating losses of $4.0 million. Cash used for operations was primarily related to funding expansion of as the expansion of marketing, sales and administrative infrastructure. Net cash used in operating activities was approximately $1.7 million for the three months ended March 31, 1999. For the three months ended March 31, 1999, cash used in operating activities represents the net loss for the period offset by an increase in depreciation and amortization expense accounts payable.

Cash used in investing activities for the purchase of property and equipment was approximately $1.0 million for the three months ended March 31, 2000 and $1.2 million for the three months ended March 31, 1999. The cash was used primarily for the acquisition of automated manufacturing equipment and demonstration analyzers used in marketing.

At March 31, 2000, our principal source of liquidity was approximately $11.3 million in cash and cash equivalents.

In December 1998, we entered into an agreement with an equipment lease financing company regarding a $2.5 million facility secured by specific equipment. Each draw will be a separate loan under the facility. Approximately $1.5 million of this facility was drawn by December 1999 and was secured by our existing equipment. We drew $0.8 million in the first quarter secured by manufacturing equipment for cartridge assembly which we have purchased previously. Each equipment loan has a 48-month term and bears an interest rate of approximately 14% per annum adjusted for an index rate based on four-year U.S. Treasury Notes at the time of borrowing.

In addition, we entered into an agreement for bridge financing with S.R. One, Limited in December 1998. Under this agreement, $1.5 million was funded in December 1998 and $1.5 million was funded in January 1999. In June 1999, S.R. One, Limited agreed to convert $1 million of the $3 million loan, together with accrued interest at the rate of 8% on $1 million, into shares of Series A Convertible Preferred Stock. The remaining $2 million of the loan matures in June 2000. At that time, we expect either to repay the $2 million balance on the bridge financing with the proceeds of a new loan or to negotiate to convert the balance of it into equity. The annual interest rate on the remaining $2 million has been decreased to 8% on May 1, 2000. S. R. One has the option to convert all or any portion of the remaining loan, plus accrued interest thereon, into shares of Series A Convertible Preferred Stock on the same basis as the previous $1 million conversion discussed above.

We issued a bridge warrant to S.R. One, Limited in connection with the bridge financing. The bridge warrant was initially exercisable for the number of shares of common stock equal to $750,000 divided by 85% of our initial public offering price of the common stock. The number of warrants doubled if the loan was not repaid by June 30, 1999. As part of the conversion of a portion of the bridge financing into shares of Series A Convertible Preferred Stock, the bridge warrant was modified such that it will be exercisable in all events for the number of shares of common stock which is equal to $1,500,000 divided by $6.375. Upon completion of our initial public offering, the bridge warrant became exercisable for 235,294 shares of common stock. The bridge warrant also has an exercise price of 6.375 and became exercisable on December 31, 1999. It will expire on June 16, 2003.

In March 2000, the Company completed the sale of an additional 1,184,091 shares of common stock in a private placement to 9 institutional investors at a price of $8.77 per share, raising a gross amount of $10.4 million. Expenses of the transaction were approximately $840,000. Based on the net proceeds from this transaction, plus existing sources of liquidity, which contemplate that $2 million of bridge financing will be converted to equity, we project adequate cash to fund planned operations into 2001. However, until the $2 million of bridge financing has been converted and the Company has successfully entered its targeted markets, there are uncertainties that may impact the Company's ability to fund its planned operations and meet its operational objectives.

To the extent that we need additional funds in connection with our commercial product launch, we expect to borrow funds to complete our automated cartridge assembly line and build sufficient cartridge inventory for launch and subsequent sales. We also expect that the development of additional tests will require research expenditures at a level lower than past spending for test development. Sales and marketing activities will require hiring and training of additional staff in 2000. This estimate of the period for which we expect our available sources of cash to be sufficient to meet our funding needs is a forward looking statement that involves risks and uncertainties. There can be no assurance that we will be able to meet our capital requirements for this period. In the event our capital requirements are greater than estimated, we may need to raise additional capital to fund our research and development activities, to scale-up manufacturing activities and to expand our sales and marketing efforts. Our future liquidity and capital funding requirements will depend on numerous factors, including the extent to which our products under development gain market acceptance, the exercise of outstanding warrants to purchase common stock, the timing of regulatory actions regarding our products, the costs and timing of expansions of sales, marketing and manufacturing activities, procurement and enforcement of patents important to our business, and the impact of competitors' products. There can be no assurance that such additional capital will be available on terms acceptable to us, if at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants. If adequate funds are not available, we may be forced to curtail our operations significantly or to obtain funds through entering into collaborative agreements or other arrangements on unfavorable terms. Our failure to raise capital on acceptable terms could have a material adverse effect on our business, financial condition or results of operations.

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


   Not applicable

                                    PART II
                               OTHER INFORMATION


Item 2.   Changes in Securities and Use of Proceeds

  Sale of Unregistered Securities; Changes in Securities

    None

  Use of Proceeds

     On June 15, 1999, the Company's Registration Statement on Form S-1 (File No. 33-69207) (the "Registration Statement") was declared effective by the Securities and Exchange Commission, which registration statement related to the Company's initial public offering of up to 2,000,000 Units (not including the over-allotment option granted to the underwriters). The Registration Statement also related to the shares of Common Stock and Warrants included in such 2,000,000 Units, warrants to purchase up to 200,000 Units granted to the representatives underwriters of the Company in the IPO, and 2,200,000 Shares of Common Stock underlying the Warrants included in all of the Units. The managing underwriters of the IPO were Paulson Investment Company, Inc., Millennium Financial Group, Inc. and marion bass securities corporation. Two million Units were sold at a public offering price of $7.50 per share, for an aggregate offering price of $15.0 million. Expenses of the IPO were $2.6 million, including an underwriting discount of $920,000 and other offering expenses of $1.7, for net proceeds to the Company of $12.4 million. As of March 31, 2000 approximately $4,225,700 has been used for research and development and other operating costs. Remaining net proceeds of the IPO have been invested in short-term interest bearing investments.

  Forward-Looking Information

     This document includes or incorporates by reference information which constitutes forward-looking statements within the meaning of the federal securities laws, including but not limited to, information about our cash available to fund our future operations and meet our operation objectives; actions we may take with respect to the S.R. One bridge financing; future borrowings; the planned additions of further tests to our menu; and research expenditures. Although the Company believes such forward-looking statements are reasonable, based on management's current plans and expectations, the statements are subject to a number of uncertainties and risks that could significantly affect current plans, anticipated actions and the Company's future financial condition and results, and therefore, no assurances can be given that such statements will prove correct. These uncertainties and risks include, but are not limited to, risks and uncertainties relating to: our limited operating history; additional funding required; delays in developing additional tests or product upgrades; problems in production; manufacturing distribution; management or marketing; medical community acceptance of our product; third party reimbursement for diagnostic tests; our competitors; our proprietary technology; government regulation; and general economic conditions. Certain additional risks and uncertainties are set forth in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission. As a consequence, future results may differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

Item 6.   Exhibits and Reports on Form 8-K

    (a)  Exhibit.
    (b)  Reports on Form 8-K

    A report on Form 8-K was filed on January 28, 2000 reporting that the Company issued a press release announcing a proposed equity private placement

    A report on Form 8-K was filed on February 22, 2000 reporting Item 7 Financial Information related to the Company's acquisition of Texas International Laboratories, Inc.

Exhibit No.                         Description
  27.1                              Financial Data Schedule
_________
No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                                      CARESIDE, INC.


Date:  May 12, 2000                   By:  /s/ W. Vickery Stoughton
                                           ------------------------
                                           W. Vickery Stoughton
                                           Chairman and Chief Executive Officer
                                           (Principal Executive Officer)



                                      By:  /s/ James R. Koch
                                           -----------------
                                           James R. Koch
                                           Executive Vice President and Chief
                                           Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)