Form 10-Q
period 2000-06-30
CARESIDE INC
filed 2000-08-15
CIK 1070602

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                _______________

                                   FORM 10-Q


(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934.

      For the quarterly period ended June 30, 2000
                                _______________


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


    The number of shares outstanding of the Registrant's common Stock, par value $.01 per share, was 8,332,583 as of June 30, 2000.

                                 CARESIDE, INC.

                                     INDEX


                                                                                                                  Page
                                                                                                                  ----

Part I Financial Information

   Item 1.  Financial Statements (unaudited)
            --------------------------------

            Consolidated Condensed Balance Sheets at December 31, 1999 and June 30, 2000........................    3
            Consolidated Condensed Statements of Operations for the three and six months ended
             June 30, 1999 and 2000 and the period from inception (July 10, 1996) through June 30, 2000.........    4
            Consolidated Condensed Statements of Cash Flows for the six months ended
             June 30, 1999 and 2000 and the period from inception (July 10, 1996) through June 30, 2000.........    5
            Notes to Consolidated Financial Statements..........................................................    6

   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...............    8

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk..........................................    12

Part II Other Information

   Item 2.  Changes in Securities and Use of Proceeds...........................................................    13

   Item 6.  Exhibits and Reports on Form 8-K....................................................................    14

Signatures......................................................................................................    15


                                     PART I
                             FINANCIAL INFORMATION

Item 1.    Financial Statements

                                 CARESIDE, INC.
                         (a development-stage company)

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                      (in thousands, except share amounts)

                   ASSETS
                   ------
                                                                       December 31, 1999    June  30, 2000
                                                                       ------------------   ---------------
                                                                                              (unaudited)

CURRENT ASSETS:
  Cash and cash equivalents.........................................          $  4,905.4        $  6,337.4
  Inventories.......................................................               548.6           1,388.0
  Accounts receivable, net..........................................                78.0             151.4
  Prepaid expenses and other........................................               102.7             299.3
                                                                              ----------        ----------
    Total current assets............................................             5,634.7           8,176.1

PROPERTY AND EQUIPMENT, net.........................................             5,939.2           6,517.8
DEFERRED OFFERING COSTS.............................................                 2.3                 -
GOODWILL,net........................................................             2,798.2           2,514.7
DEPOSITS............................................................                15.0              24.0
                                                                              ----------        ----------
                                                                              $ 14,389.4        $ 17,232.6
                                                                              ==========        ==========

               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------

CURRENT LIABILITIES:
  Current portion of long-term debt.................................          $  2,327.2        $  2,550.5
   Accounts payable.................................................               844.9           2,062.2
  Accrued interest..................................................               156.5             233.1
  Accrued expenses..................................................               886.3             420.4
                                                                              ----------        ----------
     Total current liabilities......................................             4,214.9           5,266.2
                                                                              ----------        ----------

LONG-TERM DEBT......................................................             1,095.7           1,364.1
                                                                              ----------        ----------

STOCKHOLDERS' EQUITY
  Series A convertible preferred stock, $.01 par value,
   5,000,000 shares authorized; 162,914 issued and outstanding at
   December 31, 1999 and June 30, 2000..............................                 1.6               1.6

  Common stock, $.01 par value, 50,000,000 shares authorized;
   7,609,581 and 8,807,112 issued and outstanding at
   December 31, 1999 and June 30, 2000 respectively.................                76.1              88.1

  Additional paid-in capital........................................            37,497.0          47,038.8

  Deficit accumulated during development stage......................           (28,495.9)        (36,526.2)
                                                                              ----------        ----------

Total stockholders' equity..........................................             9,078.8          10,602.3
                                                                              ----------        ----------
                                                                              $ 14,389.4        $ 17,232.6
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

                                 CARESIDE, INC.
                         (A development-stage company)

                            STATEMENTS OF OPERATIONS
              (in thousands, except shares and per share amounts)
                                  (unaudited)

                                                                                                      For the Period
                                                                                                      From Inception
                                            Three Months Ended              Six Months Ended          (July 10, 1996)
                                                 June 30,                      June 30,                  Through
                                                 -------                       -------
                                           1999          2000            1999          2000                June 30, 2000
                                           ----          ----            ----          ----                -------------
SALES, net                              $        -    $    245.0    $        -    $    527.7                 $    588.6

COST OF SALES..........................          -         108.9             -         251.4                      282.0
                                        ----------    ----------    ----------    ----------                 ----------

GROSS PROFIT...........................          -         136.1             -         276.3                      306.6

OPERATING EXPENSES:
  Research and development.............    1,626.6       2,309.1       3,856.3       4,772.1                   28,779.4
  Sales and marketing..................      117.7         998.1         269.2       1,941.8                    3,480.7
  General and administrative...........      277.1         633.1         535.0       1,354.5                    4,014.6
                                        ----------    ----------    ----------    ----------                 ----------

Operating Loss.........................   (2,021.4)     (3,804.2)     (4,660.5)     (7,792.1)                 (35,968.1)

INTEREST and OTHER INCOME, net.........       27.8         220.9          69.9         298.4                    1,037.1
INTEREST EXPENSE.......................     (381.1)       (106.8)       (782.8)       (253.1)                  (1,275.1)
GOODWILL AMORTIZATION..................          -        (141.7)            -        (283.5)                    (320.1)
                                        ----------    ----------    ----------    ----------                 ----------
NET....................................   (2,374.7)     (3,831.8)     (5,373.4)     (8,030.3)                 (36,526.2)
LOSS

DIVIDENDS ON SERIES A
  PREFERRED STOCK......................       (2.8)        (25.9)         (2.8)        (51.8)                    (107.0)
                                        ----------    ----------    ----------    ----------                 ----------

NET LOSS TO COMMON
STOCKHOLDERS........................... $ (2,377.5)   $ (3,857.7)   $ (5,376.2)   $ (8,082.1)                $(36,633.2)
                                        ==========    ==========    ==========    ==========                 ==========

BASIC AND DILUTED NET LOSS PER SHARE... $    (0.44)   $    (0.44)   $    (1.02)   $    (0.97)
                                        ==========    ==========    ==========    ==========

SHARES USED IN COMPUTING
BASIC AND DILUTED NET LOSS PER SHARE...  5,414,010     8,797,815     5,250,086     8,332,583
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

                                CARESIDE, INC.
                         (a development-stage company)

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                                              For the Period
                                                                                                              From Inception
                                                                                       Six Months Ended       (July 10, 1996)
                                                                                           June 30,               Through
                                                                                          ----------
                                                                                                                  June 30,
                                                                                1999         2000                   2000
                                                                                ----         ----                   ----
OPERATING ACTIVITIES:
  Net Loss...............................................................    $(5,373.4)   $(8,030.3)             $(36,526.2)
  Adjustments to reconcile net loss to net cash used in
    operating activities -
    Depreciation and amortization........................................        514.5      1,356.0                 3,238.9
    Imputed interest on long-term debt...................................        289.8            -                     8.3
    Amortization of debt discount........................................        309.2            -                   330.1
    Noncash interest expense.............................................            -            -                   289.8
  Change in assets and liabilities-
    Inventories..........................................................       (112.7)      (839.4)               (1,311.5)
    Accounts receivable..................................................            -        (73.4)                 (146.8)
    Prepaid expenses and other...........................................         96.0       (196.7)                 (299.4)
    Deposits.............................................................            -         (9.0)                   (9.0)
    Accounts payable.....................................................        498.9      1,217.3                 2,514.3
    Accrued interest.....................................................            -         76.6                   271.1
    Accrued expenses.....................................................        109.9       (517.6)                  333.1
                                                                             ---------    ---------              ----------
Net cash used in operating activities....................................     (3,667.8)    (7,016.5)              (31,306.7)
                                                                             ---------    ---------              ----------

INVESTING ACTIVITIES:
  Cash acquired in purchase of  Texas International Laboratories, Inc....            -            -                     .1
  Purchases of property and equipment....................................     (2,223.7)    (1,651.1)              (8,880.0)
                                                                             ---------    ---------             ----------
Net cash used in investing activities....................................     (2,223.7)    (1,651.1)              (8,879.9)
                                                                             ---------    ---------             ----------

FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt...............................      1,500.0        795.4               6,389.3
  Deferred offering costs................................................            -          2.3                (690.3)
  Proceeds from the issuance of common stock.............................     12,978.4      9,605.6              41,201.0
  Payments on long-term debt.............................................        (90.2)      (303.7)               (527.6)
  Payment of stock subscription..........................................            -            -                  99.0
  Cash received from SmithKline Beecham Corporation in
    connection  with asset purchase......................................            -            -                  52.7
                                                                             ---------    ---------            ----------
Net cash provided by financing activities................................     14,388.2     10,099.6              46,524.0
                                                                             ---------    ---------            ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS................................      8,496.7      1,432.0               6,337.4
CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD.............................      3,926.6      4,905.4                     -
                                                                             ---------    ---------            ----------
CASH & CASH EQUIVALENTS, END OF PERIOD...................................    $12,423.3    $ 6,337.4            $  6,337.4
                                                                             =========    =========            ==========


  The accompanying notes are an integral part of these consolidated financial statements.

                                CARESIDE, INC.
                        (a development -stage comapany)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:    BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for the three and six months ended June 30, 2000 of Careside, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management's opinion, all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the financial position and results of operations, have been made. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results expected for the entire year. These financial statements should be read in conjunction with the financial statements and notes related thereto included in the Company's Annual Report on Form 10-K for the year ended December 31,1999. Certain prior period amounts have been reclassified to conform to the current period presentation.

Note 2:   STOCKHOLDERS' EQUITY

In June 1999, the Company completed its initial public offering (the "IPO") of its units (the "Units"), each unit consisting of one share of the Company's common stock, $.01 par value per share (the "Common Stock"), and one redeemable common stock purchase warrant (the "Warrant") to purchase an additional share of Common Stock. Two million Units were sold in the IPO at a price of $7.50 per unit. The Company effected a 1 for 5.2 reverse stock split of the Common Stock immediately prior to the IPO. All references in the accompanying consolidated financial statements to the number of shares and per share amounts have been restated to show the effect of this reverse stock split. Upon consummation of the IPO, $1 million of debt plus accrued interest was converted into 162,914 shares of the Company's Series A Convertible Preferred Stock ("Series A Preferred Stock"). On June 30, 2000, the company received notification that the holder of the Series A Preferred Stock was exercising its right to convert the preferred shares to 179,696 shares of common stock and 179,696 warants to purchase share of common stock. The conversion had not taken place as of June 30, 2000.

In March 2000, the company sold 1,184,091 shares of common stock in a private placement for $8.77 per share. Proceeds, net of approximately $840,000 of offering costs, amounted to approximately $9.6 million. These shares were subsequently registered with the Securities and Exchange Commission in April 2000.

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

Note 4:   INVENTORIES

At June 30, 2000, inventories consisted of raw materials to be utilized in the manufacturing of disposable test cartridges and finished goods including test cartridges and analyzers. Inventories are carried at the lower of cost or market computed on a first-in, first-out (FIFO) basis.

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

Note 7:   LONG-TERM DEBT

The company's long-term debt consists of an obligation under a capital lease agreement, equipment loans due to a finance company and bridge financing due to a related party. The capital lease obligation carries monthly payments through 2003 and the equipment loans carry monthly payments through 2002 and 2003. The amount due under the bridge financing arrangement at June 30, 2000 was $2,000,000 and is due November 2000.


Note 8:   STATEMENTS OF CASH FLOWS

During the six-month periods ended June 30, 2000 and 1999 cash paid for interest was approximately $253,000 and $184,000 respectively. During the same periods the company made no cash payments for income taxes.

During the six-month period ended June 30, 2000, the company accrued a dividend of $51,787 on its Series A convertible preferred stock. The impact of this dividend on accrued liabilities and additional paid-in capital has been excluded from the consolidated condensed statement of cash flows. The company had no non-cash investing and financing activities in the six-month period ending June 30, 1999.

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

Since November 1996, we have devoted substantially all of our resources to research and development activities. We have incurred losses since inception. As of June 30, 2000, the aggregate loss incurred was approximately $36.6 million. We expect to incur significant additional losses over at least the next 12 months as we continue product development activities, complete a pilot marketing program and expand marketing efforts.

The following is a discussion of the financial condition and results of operations for the Company for the three and six months ended June 30, 2000 and 1999. It should be read in conjunction with the Interim Financial Statements of the Company, the Notes thereto and other financial information included elsewhere in this report.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 AND 1999

Sales and Cost of Sales. Sales increased to $245,000 in the second quarter of 2000 compared to zero in 1999. The sales were predominately sales of Careside H-2000's, a product of the company we acquired in December 1999. The cost of sales represents the cost of instruments and reagents sold.

Research and Developments Expenses. Research and development expenses increased to approximately $2.3 million for the three months ended June 30, 2000 from $1.6 million for the three months ended June 30, 1999. This increase of $0.7 million was primarily attributable to software debugging and hardware revisions associated with producing the CareSide Analyzer.

Sales and Marketing Expenses. Sales and marketing expenses increased to $998,000 for the three months ended June 30, 2000 from $118,000 for the three months ended June 30, 1999. This increase of $880,000 is primarily attributable to increases in sales and marketing efforts associated with the launch of the Careside Analyzer System and increases in sales and marketing staff.

General and Administrative Expenses. General and administrative expenses increased to $633,000 for the three months ended June 30, 2000 from $277,000 for the three months ended June 30, 1999. This increase of $356,000 is primarily attributable to increases in information technology and legal costs.

Interest and Other Income,net. Interest income increased to approximately $121,000 for the three months ended June 30, 2000 compared to $28,000 for the three months ended June 30, 1999. This increase of $93,000 is attributable to higher average balances of cash and cash equivalents during 2000, given the proceeds from the IPO completed in June 1999 were available for investment for a limited portion of the second quarter ended June 30, 1999. Interest expense decreased to $104,000 in 2000 from $381,000 in 1999 due the non-cash interest charge incurred in 1999 associated with the costs of warrants granted to S.R. One in connection with the conversion of outstanding debt into shares of Series A Convertible Preferred Stock. Other income of $100,000 was recorded in the second quarter of 2000 associated with the termination payment of the Quest Distribution and Supply Agreement.

Goodwill. Goodwill amortization of $142,000 associated with the December 1999 acquisition of Texas International Laboratories, Inc. was recorded for the second quarter of 2000. No such expense occurred in the prior year period.

Net Loss. Net loss increased $1.4 million to $3.8 million for the three months ended June 30, 2000 from $2.4 million for the three months ended June 30, 1999. This increase reflects the increase in all operating expenses.

SIX MONTHS ENDED JUNE 30, 2000 AND 1999

Sales and Cost of Sales. Sales increased to $528,000 in the second quarter of 2000. The sales were predominately sales of Careside H-2000's, a product of the company we acquired in December 1999. The cost of sales represents the cost of instruments and reagents sold.

Research and Developments Expenses. Research and development expenses increased to approximately to $4.8 million for the first half of 2000 from $3.9 million for the first half of 1999. This increase of $0.9 million was primarily attributable to efforts to debug and revise the CareSide Analyzer in the first quarter of 2000 and to support additional test submissions to the FDA.

Sales and Marketing Expenses. Sales and marketing expenses increased to $1.9 million for the first half of 2000 from $0.3 million for the first half of 1999. This increase of $1.6 million is primarily attributable to preliminary sales and marketing efforts to launch the Careside Analyzer System and increases in sales and marketing staff.

General and Administrative Expenses. General and administrative expenses increased to $1.4 million for the first half of 2000 from $535,000 for the first half of 1999. This increase of $819,000 is primarily attributable to increases in information technology staff and expenses and costs associated with being a public company.

Interest and Other Income,net. Interest and other income,net increased to approximately $198,000 for the six months ended June 30, 2000 from $70,000 for the six months ended June 30, 1999. This increase of $128,000 is attributable to higher average balances of cash and cash equivalents during 2000. Interest expense decreased to approximately $253,000 for the six months ended June 30, 2000 from $783,000 for the six months ended June 30, 1999 due to a non-cash interest charge in 1999 associated with the Bridge Loan Warrants (as defined herein) and imputed interest associated with the Bridge Loan. Other income of $100,000 was recorded in 2000 associated with the termination payment of the Quest distribution and Supply Agreement.

Goodwill. Goodwill amortization of $284,000 associated with the December 1999 acquisition of Texas International Laboratories, Inc. was recorded for the first half of 2000. No such expense occurred in the prior year period.

Net Loss. The net loss increased $2.6 million to approximately $8.0 million for the six months ended June 30, 2000 from $5.4 million during the six months ended June 30, 1999. This increase was attributable to increases in operating expenses and goodwill amortization offset by decreases in interest expense.

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

Liquidity and Capital Resources

We have financed our operations since inception primarily through the net proceeds generated from the issuance of common stock and preferred stock, warrants, long-term debt and certain short-term borrowings that were subsequently converted into equity securities. As of June 30, 2000, we have received net proceeds aggregating approximately $46.5 million from these transactions.

Net cash used in operating activities for the six months ended June 30, 2000 was approximately $7.0 million. This amount included an increase in inventory of $839,000, a net increase in accrued Interest and accounts payable of $1.3 million and operating losses of $7.8 million. Cash used for operations was primarily related to funding expansion of as the expansion of marketing, sales and administrative infrastructure. Net cash used in operating activities was approximately $3.7 million for the six months ended June 30, 1999. For the six months ended June 30, 1999, cash used in operating activities represents the net loss for the period offset by an increase in depreciation, accounts payable and the non-cash amortization of imputed interest in the S.R. One bridge loan and warrants.

Cash used in investing activities for the purchase of property and equipment was approximately $1.7 million for the six months ended June 30, 2000 and $2.2 million six months ended June 30, 1999. The cash was used primarily for the acquisition of automated manufacturing equipment and demonstration analyzers used in marketing.

At June 30, 2000, our principal source of liquidity was approximately $6.3 million in cash and cash equivalents.

In December 1998, we entered into an agreement with an equipment lease financing company regarding a $2.5 million facility secured by specific equipment. Each draw will be a separate loan under the facility. Approximately $1.4 million of this facility was drawn by December 1999 and was secured by our existing equipment. We drew $0.8 million in the first quarter of 2000 secured by manufacturing equipment for cartridge assembly which we have purchased previously. Each equipment loan has a 48-month term and bears an interest rate of approximately 14% per annum adjusted for an index rate based on four-year U.S. Treasury Notes at the time of borrowing.

In addition, we entered into an agreement for bridge financing with S.R. One, Limited in December 1998. Under this agreement, $1.5 million was funded in December 1998 and $1.5 million was funded in January 1999. In June 1999, S.R. One, Limited agreed to convert $1 million of the $3 million loan, together with accrued interest at the rate of 8% on $1 million, into shares of Series A Convertible Preferred Stock. The conversion price was $6.375, which was 85% of the initial public offering price per unit. S.R. One received 162,914 shares of Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock may in turn be converted, at the option of the holder, into one share of our common stock and one warrant to purchase an additional share of our common stock. On June 30, 2000, the company received notification that the holder of the Series A Preferred Stock was exercising its right to convert the preferred shares to common stock. The conversion had not taken place as of June 30, 2000. All accrued and unpaid dividends with respect to shares of Series A Convertible Preferred Stock that are being converted by S.R. One will also be converted into share and warrant units at $7.50 per unit. The exercise price and other terms of the warrant received on the conversion will be the same as the warrants included in units sold in the initial public offering. The remaining $2 million of the loan matures in November 2000. At that time, we expect either to repay the $2 million balance on the bridge financing with the proceeds of a new loan or to negotiate to convert the balance of it into preferred or common equity. The annual interest rate on the remaining $2 million has been reduced from 10% to 8% as of May 1, 2000. S. R. One has the option to convert all or any portion of the remaining loan, plus accrued interest thereon, into shares of Series A Convertible Preferred Stock on the same basis as the previous $1 million conversion discussed above.

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

In March 2000, the Company completed the sale of an additional 1,184,091 shares of common stock in a private placement to 9 institutional investors at a price of $8.77 per share, raising a gross amount of $10.4 million. Expenses of the transaction were approximately $840,000. Based on the net proceeds from this transaction, plus existing sources of liquidity, which contemplate that $2 million of bridge financing will be converted to equity, we project adequate cash to fund planned operations into 2001. However, until the $2 million of bridge financing has been converted and the Company has successfully entered its targeted markets, there are uncertainties that may impact the Company's ability to fund its planned operations and meet its operational objectives. We also expect that the development of additional tests will require research expenditures at a level lower than past spending for test development. Sales and marketing activities will require hiring and training of additional staff in 2000. This estimate of the period for which we expect our available sources of cash to be sufficient to meet our funding needs is a forward looking statement that involves risks and uncertainties. Unforeseen circumstances could occur which impact our ability to meet our capital requirements for this period. In the event our capital requirements are greater than estimated, we may need to raise additional capital to fund our research and development activities, to scale-up manufacturing activities and to expand our sales and marketing efforts. Our future liquidity and capital funding requirements will depend on numerous factors, including the extent to which our products under development gain market acceptance, the exercise of outstanding warrants to purchase common stock, the timing of regulatory actions regarding our products, the costs and timing of expansions of sales, marketing and manufacturing activities, procurement and enforcement of patents important to our business, and the impact of competitors' products. There can be no assurance that such additional capital will be available on terms acceptable to us, if at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants. If adequate funds are not available, we may be forced to curtail our operations significantly or to obtain funds through entering into collaborative agreements or other arrangements on unfavorable terms. Our failure to raise capital on acceptable terms could have a material adverse effect on our business, financial condition or results of operations.

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

              Not Applicable

  PART II
                               OTHER INFORMATION


Item 2.   Changes in Securities and Use of Proceeds

  Sale of Unregistered Securities; Changes in Securities

    None

  Use of Proceeds

    On June 15, 1999, the Company's Registration Statement on Form S-1 (File No. 33-69207) (the "Registration Statement") was declared effective by the Securities and Exchange Commission, which registration statement related to the Company's initial public offering of up to 2,000,000 Units (not including the over-allotment option granted to the underwriters). The Registration Statement also related to the shares of Common Stock and Warrants included in such 2,000,000 Units, warrants to purchase up to 200,000 Units granted to the representatives underwriters of the Company in the IPO, and 2,200,000 Shares of Common Stock underlying the Warrants included in all of the Units. The managing underwriters of the IPO were Paulson Investment Company, Inc., Millennium Financial Group, Inc. and marion bass securities corporation. Two million Units were sold at a public offering price of $7.50 per share, for an aggregate offering price of $15.0 million. Expenses of the IPO were $2.6 million, including an underwriting discount of $920,000 and other offering expenses of $1.7, for net proceeds to the Company of $12.4 million. As of June 30, 2000, all of the proceeds have been used for research and development and other operating costs.

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibit.
(b)  Reports on Form 8-K

A report on Form 8-K filed on April 20, 2000 reporting that the Company issued press releases announcing that it had completed the equity private placement previously discussed on January 28, 2000.


Exhibit No.  Description
  27.1       Financial Data Schedule
_________

                                 SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                              CARESIDE, INC.


Date:  August 11, 2000       By: /s/ W. Vickery Stoughton
                                 ------------------------
                                 W. Vickery Stoughton
                                 Chairman and Chief Executive Officer
                                 (Principal Executive Officer)



                              By: /s/ James R. Koch
                                  ------------------
                                  James R. Koch
                                  Executive Vice President and Chief Financial
                                  Officer
                                  (Principal Financial and Accounting Officer)