Form 10-Q
period 2000-09-30
CARESIDE INC
filed 2000-11-14
CIK 1070602

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                _______________

                                   FORM 10-Q


(Mark One)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934.

     For the quarterly period ended September 30, 2000

                                 ------------

                                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934.

     For the transition period from ___________ to ___________.


                      Commission file number    333-69207
                      -----------------------------------


                                 Careside, Inc.
             ------------------------------------------------------
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
   Yes X   No
      ---    ---

     The number of shares outstanding of the Registrant's common Stock, par value $.01 per share, was 9,143,657 as of November 6, 2000.

                                 CARESIDE, INC.

                                     INDEX



                                                                                                         Page
                                                                                                         ----
Part 1.   Financial Information

     Item 1.   Financial Statements (unaudited)
               --------------------------------

          Balance Sheets at December 31, 1999 and September 30, 2000...................................    3
          Statements of Operations for the three months and nine months ended
          September 30, 1999 and 2000..................................................................    4
          Statements of Cash Flows for the nine months ended
          September 30, 1999 and 2000..................................................................    5
          Notes to Financial Statements................................................................    6

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations....    8

Part II Other Information

     Item 2.  Changes in Securities and Use of Proceeds................................................   12

     Item 6.  Exhibits and Reports on Form 8-K.........................................................   13

Signatures.............................................................................................   15


                                     PART I
                             FINANCIAL INFORMATION

Item 1.    Financial Statements

                                 CARESIDE, INC.
                         (a development-stage company)

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                      (in thousands, except share amounts)

                          ASSETS
                          ------
                                                                   December 31, 1999    September 30, 2000
                                                                   -----------------    ------------------
                                                                                            (unaudited)
CURRENT ASSETS:
 Cash and cash equivalents......................................          $  4,905.4            $  2,322.2
 Inventories....................................................               548.6               2,462.5
 Accounts receivable, net.......................................                78.0                  58.7
 Prepaid expenses and other.....................................               102.7                 304.9
                                                                          ----------            ----------
   Total current assets.........................................             5,634.7               5,148.3

PROPERTY AND EQUIPMENT, net.....................................             5,939.2               6,107.1
DEFERRED OFFERING COSTS.........................................                 2.3                     -
GOODWILL, net...................................................             2,798.2               2,373.0
DEPOSITS........................................................                15.0                  24.0
                                                                          ----------            ----------
                                                                          $ 14,389.4            $ 13,652.4
                                                                          ==========            ==========

           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------

CURRENT LIABILITIES:
 Current portion of long-term debt and obligation under
   capital lease...............................................           $  2,327.2            $  2,469.9
 Accounts payable...............................................               844.9               1,969.1
 Accrued interest...............................................               156.5                 283.5
 Accrued expenses...............................................               886.3                 321.6
                                                                          ----------            ----------
    Total current liabilities...................................             4,214.9               5,044.1
                                                                          ----------            ----------

LONG-TERM DEBT..................................................             1,059.9               1,329.6
                                                                          ----------            ----------

Obligation Under Capital Lease, net of current portion..........                35.8                  26.5
                                                                          ----------            ----------

Mandatorily redeemable Series B convertible preferred stock.....                   -                  84.0
                                                                          ----------            ----------

STOCKHOLDERS' EQUITY
 Series A convertible preferred stock, $.01 par value,
  5,000,000 shares authorized; 162,914 issued and outstanding at December 31, 1999 and No Shares Outstanding at
  September 30, 2000............................................                 1.6                     -

 Common stock, $.01 par value, 50,000,000 shares authorized;
  7,609,581 and 9,049,633 issued and outstanding at
  December 31, 1999 and September 30, 2000 respectively.........                76.1                  90.5

 Additional paid-in capital.....................................            37,497.0              47,784.9

 Deficit accumulated during development stage...................           (28,495.9)            (40,707.2)
                                                                          ----------            ----------

Total stockholders' equity......................................             9,078.8               7,168.2
                                                                          ----------            ----------
                                                                          $ 14,389.4            $ 13,652.4
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

                                 CARESIDE, INC.
                         (a development-stage company)

                            STATEMENTS OF OPERATIONS
              (in thousands, except shares and per share amounts)
                                  (unaudited)

                                                                                                         For the Period
                                                 Three Months Ended           Nine Months Ended          From Inception
                                                    September 30,                September 30,           (July 10, 1996)
                                             ---------------------------   -------------------------         Through
                                                1999             2000          1999          2000       September 30, 2000
                                             ----------       ----------    ----------    ----------    ------------------

SALES, net............................       $        -       $    108.4    $        -    $    636.1            $    697.0

COST OF SALES.........................                -             59.9             -         311.3                 341.9
                                             ----------       ----------    ----------    ----------            ----------

GROSS PROFIT..........................                -             48.5             -         324.8                 355.1

OPERATING EXPENSES:
  Research and development............          2,074.8          2,427.1       5,931.1       7,199.0              31,206.3
  Sales and marketing.................            307.8            920.9         577.0       2,858.3               4,397.2
  General and administrative..........            422.2            594.5         957.1       1,949.0               4,609.1
                                             ----------       ----------    ----------    ----------            ----------

    Operating Loss....................         (2,804.8)        (3,894.0)     (7,465.2)    (11,681.5)            (39,857.5)

INTEREST and OTHER INCOME, net........            132.1             57.4         202.0         355.9               1,094.6
INTEREST EXPENSE......................            (73.1)          (123.3)       (856.0)       (376.5)             (1,398.4)
GOODWILL AMORTIZATION.................                -           (141.7)            -        (425.2)               (461.8)
                                             ----------       ----------    ----------    ----------            ----------

NET LOSS..............................         (2,745.8)        (4,101.6)     (8,119.2)    (12,127.3)            (40,623.1)


DIVIDENDS ON SERIES A
  PREFERRED STOCK.....................            (26.2)               -         (29.0)        (51.8)               (107.0)

DIVIDENDS ON SERIES B
  PREFERRED STOCK.....................                -             (1.8)            -          (1.8)                 (1.8)
                                             ----------       ----------    ----------    ----------            ----------

NET LOSS TO COMMON
STOCKHOLDERS..........................       $ (2,772.0)      $ (4,103.4)   $ (8,148.2)   $(12,180.9)           $(40,731.9)
                                             ==========       ==========    ==========    ==========            ==========

BASIC and DILUTED NET LOSS PER
SHARE.................................       $    (0.39)      $    (0.46)   $    (1.39)   $    (1.42)
                                             ==========       ==========    ==========    ==========

SHARES USED IN COMPUTING
BASIC and DILUTED NET LOSS PER SHARE..        7,084,340        8,988,069     5,868,223     8,553,329
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

                                CARESIDE, INC.
                         (a development-stage company)

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)


                                                                                                       For the Period
                                                                               Nine Months Ended       From Inception
                                                                                 September 30,         (July 10, 1996)
                                                                            ------------------------        Through
                                                                                                         September 30,
                                                                              1999          2000              2000
                                                                              ----          ----              ----
OPERATING ACTIVITIES:
  Net Loss...............................................................   $(8,119.2)   $(12,127.3)       $(40,623.1)
  Adjustments to reconcile net loss to net cash used in
    operating activities -
    Depreciation and amortization........................................       873.3       2,139.5           4,022.4
    Imputed interest on long-term debt...................................       289.8             -               8.3
    Amortization of debt discount........................................       309.2             -             330.1
    Noncash interest expense.............................................           -             -             289.8
  Change in assets and liabilities-
    Inventories..........................................................      (121.8)     (1,913.9)         (2,386.0)
    Accounts receivable, net.............................................           -          19.3             (54.1)
    Prepaid expenses and other...........................................       (37.5)       (202.3)           (304.9)
    Deposits.............................................................         2.7          (9.0)             (9.0)
    Accounts payable.....................................................       (23.8)      1,124.3           2,421.1
    Accrued interest.....................................................           -         127.0             322.1
    Accrued expenses.....................................................       199.4        (573.2)            277.5
                                                                            ---------    ----------        ----------
Net cash used in operating activities....................................    (6,627.9)    (11,415.6)        (35,705.8)
                                                                            ---------    ----------        ----------

INVESTING ACTIVITIES:
  Cash acquired in purchase of  Texas International Laboratories, Inc....           -             -                .1
  Purchases of property and equipment....................................    (3,032.8)     (1,829.3)         (9,058.1)
                                                                            ---------    ----------        ----------
Net cash used in investing activities....................................    (3,032.8)     (1,829.3)         (9,058.0)
                                                                            ---------    ----------        ----------

FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt...............................     2,021.8         795.5           6,395.3
  Deferred offering costs................................................           -           2.3            (690.3)
  Proceeds from the issuance of common/preferred stock...................    12,360.7      10,302.5          41,897.9
  Payments on long-term debt.............................................      (115.1)       (418.8)           (642.7)
  Payment on capital lease obligation....................................           -         (19.8)            (25.9)
  Payment of stock subscription..........................................           -             -              99.0
  Cash received from SmithKline Beecham Corporation in
    connection  with asset purchase......................................           -             -              52.7
                                                                            ---------    ----------        ----------
Net cash provided by financing activities................................    14,267.4      10,661.7          47,086.0
                                                                            ---------    ----------        ----------

NET CHANGE IN CASH AND CASH EQUIVALENTS..................................     4,606.7      (2,583.2)          2,322.2
CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD.............................     3,926.6       4,905.4                 -
                                                                            ---------    ----------        ----------
CASH & CASH EQUIVALENTS, END OF PERIOD...................................   $ 8,533.3    $  2,322.2        $  2,322.2
                                                                            =========    ==========        ==========


  The accompanying notes are an integral part of these consolidated financial statements.

                                 CARESIDE, INC.
                         (a development-stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for the three and nine months ended September 30, 2000 of Careside, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In management's opinion, all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the financial position and results of operations, have been made. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results expected for the entire year. These financial statements should be read in conjunction with the financial statements and notes related thereto included in the Company's annual report on Form 10-K for the year ended December 31,1999. Certain prior period amounts have been reclassified to conform to the current period presentation.

Note 2:   STOCKHOLDERS' EQUITY

In June 1999, the Company completed its initial public offering (the "IPO") of its units (the "Units"), each unit consisting of one share of the Company's common stock, $.01 par value per share (the "Common Stock"), and one redeemable common stock purchase warrant (the "Warrant") to purchase an additional share of Common Stock. Two million Units were sold in the IPO at a price of $7.50 per unit. The Company effected a 1 for 5.2 reverse stock split of the Common Stock immediately prior to the IPO. All references in the accompanying consolidated financial statements to the number of shares and per share amounts have been restated to show the effect of this reverse stock split. Upon consummation of the IPO, $1 million of debt plus accrued interest was converted into 162,914 shares of the Company's Series A Convertible Preferred Stock ("Series A Preferred Stock"). On June 30, 2000, the company received notification that the holder of the Series A Preferred Stock was exercising its right to convert the preferred shares and accrued dividends into common stock. The conversion took place prior to September 30, 2000.

In March 2000, the company sold 1,184,091 shares of common stock in a private placement for $8.77 per share. Proceeds, net of approximately $840,000 of offering costs, amounted to approximately $9.5 million. These shares were subsequently registered with the Securities and Exchange Commission in April 2000. As part of this transaction, contingent warrants to purchase 154,247 shares of common stock were issued. During the third quarter, the conditions triggering these warrants were met. A total of 53,160 of these warrants were exercised prior to September 30, 2000.

In September 2000, the company raised an initial $615,000 of net proceeds in a placement of 150 shares of Series B Convertible Preferred Stock and 75,000 warrants. That financing also included the placement of a warrant to purchase an additional $1,000,000 of Series B Convertible Preferred Stock and of callable two year warrants exercisable for up to 4,000,000 shares of common stock, subject to conditions, in multiples of twenty shares of Common Stock at an exercise price of $14.00 per share. The Common Stock warrants can be called by the Company at a price equal to 95% of the average trading price over the two days prior to the date of exercise in response to the call. The Series B Convertible Preferred Stock is convertible into Careside Common Stock at 95% of an average of the ten lowest trading prices during the thirty days before the date of conversion. Further, in consideration for the investment, five year warrants to purchase up to 75,000 shares of Common Stock were issued. At present, the Company may only issue up to an aggregate of 1,797,361 shares of common stock upon conversion of our Series B Convertible Preferred Stock and exercise of outstanding warrants to purchase common stock issued in connection with the purchase of our Series B Convertible Preferred Stock. The Company must get our shareholders to approve the issuance of any of the additional 2,860,972 shares that may be issued in connection with the conversion of our Series B Convertible Preferred Stock and the exercise of outstanding warrants to purchase common stock issued in connection with the purchase of our Series B Convertible Preferred Stock.

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

Note 4:   INVENTORIES

At September 30, 2000, inventories consisted of raw materials to be utilized in the manufacturing of disposable test cartridges and finished goods including test cartridges and analyzers. Inventories are carried at the lower of cost or market computed on a first-in, first-out (FIFO) basis.

Note 5:   NET LOSS PER COMMON SHARE

Basic loss per share was computed by dividing net loss applicable to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. Dilutive loss per share has not been presented, since the impact on loss per share is anti-dilutive to the Company's loss per share.

Note 6:   REVENUE RECOGNITION

The company recognizes revenue upon shipment, except that revenue from analyzers is not recognized until customer acceptance. Management believes the Company is in compliance with Staff Accounting Bulletin (SAB) 101.

Note 7:   LONG-TERM DEBT

The company's long-term debt consists of an obligation under a capital lease agreement, equipment loans due to a finance company and bridge financing due to a related party. The capital lease obligation carries monthly payments through 2003 and the equipment loans carry monthly payments through 2002 and 2003. The amount due under the bridge financing arrangement at September 30, 2000 was $2,000,000 and is due November 2000.

Note 8:   STATEMENTS OF CASH FLOWS

During the nine-month periods ended September 30, 2000 and 1999 cash paid for interest was approximately $376,000 and $257,000 respectively. During the same periods the company made no cash payments for income taxes.

During the three-month period ended September 30, 2000, the company accrued a dividend of $1,800 on its Series B convertible preferred stock. The impact of this dividend on accrued liabilities and additional paid-in capital has been excluded from the consolidated condensed statement of cash flows. The company had $84,000 non-cash investing and financing activities in the nine-month period ending September 30, 1999 associated with the value ascribed to the mandatorily convertible preferred stock.

On July 1, 2000 the Company converted 162,914 shares of Series A convertible preferred stock and $107,000 of accrued dividends into 179,696 shares of common stock and 179,696 warrants to purchase shares of common stock.

NOTE 9 - MANDATORILY REDEEMABLE PREFERRED STOCK:

The Company issued 150 shares of mandatorily redeemable Series B Convertible Preferred Stock. The stock has a par value of $.01 per share and a liquidation preference of $5,000 per share; it is mandatorily redeemable at the option of the holders on September 13, 2002 at a redemption price of $5,000 per share or $750,000.

The difference in the fair value of the mandatorily redeemable Series B convertible preferred stock at the date of issuance and the redemption amount is being accreted, using the interest method, over the period from the issuance date to the required redemption date as a charge to retained earnings.

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

Since November 1996, we have devoted substantially all of our resources to research and development activities. We have incurred losses since inception. As of September 30, 2000, the aggregate loss incurred was approximately $40.6 million. We expect to incur significant additional losses over at least the next 12 months as we continue product development activities, complete a pilot marketing program and expand marketing efforts.

The following is a discussion of the financial condition and results of operations for the Company for the three and nine months ended September 30, 2000 and 1999. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related Notes thereto as well as other information included in the Company's annual report on form 10-K for the year ended December 31, 1999 or other Company filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Sales and Cost of Sales. Sales increased to $108,000 in the third quarter of 2000 compared to zero in 1999. The sales were predominately sales of Careside H-2000's, a product of the Company we acquired in December 1999. The cost of sales represents the cost of instruments and reagents sold.

Research and Developments Expenses. Research and development expenses increased to approximately $2.4 million for the three months ended September 30, 2000 from $2.1 million for the three months ended September 30, 1999. This increase of $0.3 million was primarily attributable to software debugging and hardware revisions associated with producing the CareSide Analyzer.

Sales and Marketing Expenses. Sales and marketing expenses increased to $921,000 for the three months ended September 30, 2000 from $308,000 for the three months ended September 30, 1999. This increase of $613,000 is primarily attributable to increases in sales and marketing efforts associated with the launch of the Careside Analyzer System and increases in sales and marketing staff.

General and Administrative Expenses. General and administrative expenses increased to $594,000 for the three months ended September 30, 2000 from $422,000 for the three months ended September 30, 1999. This increase of $172,000 is primarily attributable to increases in information technology costs.

Interest and Other Income, net. Net interest expense increased to approximately $66,000 for the three months ended September 30, 2000 compared to net interest income of $59,000 for the three months ended September 30, 1999. This increase of $125,000 is attributable to lower average balances of cash and cash equivalents during 2000, given the proceeds from the IPO completed in June 1999 were available for investment in 1999.

Goodwill. Goodwill amortization of $142,000 associated with the December 1999 acquisition of Texas International Laboratories, Inc. was recorded for the third quarter of 2000. No such expense occurred in the prior year period.

Net Loss. Net loss increased $1.4 million to $4.1 million for the three months ended September 30, 2000 from $2.7 million for the three months ended September 30, 1999. This increase reflects the increase in all operating expenses.

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Sales and Cost of Sales. Sales increased to $636,000 in the third quarter of 2000. The sales were predominately sales of Careside H-2000's, the product of the Company we acquired in December 1999. The cost of sales represents the cost of instruments and reagents sold.

Research and Developments Expenses. Research and development expenses increased to approximately to $7.2 million for 2000 from $5.9 million for the first nine months of 1999. This increase of $1.3 million was primarily attributable to efforts to debug and revise the CareSide Analyzer in 2000 and to support additional test submissions to the FDA in the first half of 2000.

Sales and Marketing Expenses. Sales and marketing expenses increased to $2.9 million for the first nine months of 2000 from $0.6 million for the same period of 1999. This increase of $2.3 million is primarily attributable to sales and marketing efforts to launch the Careside Analyzer System and increases in sales and marketing staff.

General and Administrative Expenses. General and administrative expenses increased to $1.9 million for the first nine months of 2000 from $957,000 for the same period of 1999. This increase of $992,000 is primarily attributable to increases in information technology staff and expenses and costs associated with being a public company.

Interest and Other Income, net. Interest expense and other income, net decreased to approximately $21,000 for the nine months ended September 30, 2000 from $654,000 for the nine months ended September 30, 1999. This decrease of $633,000 is primarily attributable to decreased interest expense of approximately $376,500 for the nine months ended September 30, 2000 compared to $856,000 for the nine months ended September 30, 1999. This change was due to a non-cash interest charge in 1999 associated with the Bridge Loan Warrants (as defined herein) and imputed interest associated with the Bridge Loan. Other income of $100,000 was recorded in 2000 associated with the termination payment of the Quest distribution and Supply Agreement.

Goodwill. Goodwill amortization of $425,000 associated with the December 1999 acquisition of Texas International Laboratories, Inc. was recorded for the first nine months of 2000. No such expense occurred in the prior year period.

Net Loss. The net loss increased $4.0 million to approximately $12.1 million for the nine months ended September 30, 2000 from $8.1 million during the nine months ended September 30, 1999. This increase was attributable to increases in operating expenses and goodwill amortization offset by decreases in interest expense.

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


Liquidity and Capital Resources

We have financed our operations since inception primarily through the net proceeds generated from the issuance of common stock and preferred stock, warrants, long-term debt and certain short-term borrowings that were subsequently converted into equity securities. As of September 30, 2000, we have received net proceeds aggregating approximately $47.0 million from these transactions.

Net cash used in operating activities for the nine months ended September 30, 2000 was approximately $11.4 million. This amount included an increase in inventory of $1.9 million, a net increase in accrued expenses and accounts payable of $551,000 and operating losses of $12.1 million. Cash used for operations was primarily related to funding expansion of marketing, sales and administrative infrastructure. Net cash used in operating activities was approximately $6.6 million for the nine months ended September 30, 1999. For the nine months ended September 30, 1999, cash used in operating activities represents the net loss for the period offset by an increase in depreciation, accounts payable and the non-cash amortization of imputed interest in the S.R. One bridge loan and warrants.

Cash used in investing activities for the purchase of property and equipment was approximately $1.8 million for the nine months ended September 30, 2000 and $3.0 million nine months ended September 30, 1999. The cash was used primarily for the acquisition of automated manufacturing equipment and demonstration analyzers used in marketing.

At September 30, 2000, our principal source of liquidity was approximately $2.3 million in cash and cash equivalents.

In December 1998, we entered into an agreement with an equipment lease financing company regarding a $2.5 million facility secured by specific equipment. Each draw will be a separate loan under the facility. Approximately $1.4 million of this facility was drawn by December 1999 and was secured by our existing equipment. We drew $0.8 million in the first quarter of 2000 secured by manufacturing equipment for cartridge assembly which we have purchased previously. Each equipment loan has a 48-month term and bears an interest rate of approximately 14% per annum.

In addition, we entered into an agreement for bridge financing with S.R. One, Limited in December 1998. Under this agreement, $1.5 million was funded in December 1998 and $1.5 million was funded in January 1999. In June 1999, S.R. One, Limited agreed to convert $1 million of the $3 million loan, together with accrued interest at the rate of 8% on $1 million, into shares of Series A Convertible Preferred Stock. The conversion price was $6.375, which was 85% of the initial public offering price per unit. S.R. One received 162,914 shares of Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock may in turn be converted, at the option of the holder, into one share of our common stock and one warrant to purchase an additional share of our common stock. On June 30, 2000, the company received notification that the holder of the Series A Preferred Stock was exercising its right to convert the preferred shares and accrued dividends to common stock. The conversion took place prior to September 30, 2000. The exercise price and other terms of the warrant received at the conversion was the same as the warrants included in units sold in the initial public offering. The remaining $2 million of the loan matures in November 2000. At that time, we expect either to repay the $2 million balance on the bridge financing with the proceeds of a new loan or to negotiate to convert the balance of it into preferred or common equity. The annual interest rate on the remaining $2 million was 10% for the quarter ended September 30, 2000. S. R. One has the option to convert all or any portion of the remaining loan, plus accrued interest thereon, into shares of Series A Convertible Preferred Stock on the same basis as the previous $1 million conversion discussed above.

We issued a bridge warrant to S.R. One, Limited in connection with the bridge financing. The bridge warrant was initially exercisable for the number of shares of common stock equal to $750,000 divided by 85% of our initial public offering price of the common stock. The number of warrants doubled if the loan was not repaid by September 30, 1999. As part of the conversion of a portion of the bridge financing into shares of Series A Convertible Preferred Stock, the bridge warrant was modified such that it will be exercisable in all events for the number of shares of common stock which is equal to $1,500,000 divided by $6.375. Upon completion of our initial public offering, the bridge warrant became exercisable for 235,294 shares of common stock. The bridge warrant also has an exercise price of 6.375 and became exercisable on December 31, 1999. It will expire on June 16, 2003.

In March 2000, the Company completed the sale of an additional 1,184,091 shares of common stock in a private placement to 9 institutional investors at a price of $8.77 per share, raising a gross amount of $10.4 million. Expenses of the transaction were approximately $840,000. In September 2000, the company raised an initial $750,000 of gross proceeds in a placement of 150 shares of Series B Convertible Preferred Stock and warrants. After the end of the third quarter 2000, the company received an additional $1,000,000 upon the exercise of the warrant to purchase Series B Convertible Preferred Stock sold in the September 2000 transaction. Based on the net proceeds from the March 2000 and September 2000 transactions, plus existing sources of liquidity, which contemplate that $2 million of bridge financing will be converted to equity, we project adequate cash to fund planned operations into 2001. However, until the $2 million of bridge financing will be converted to equity, we project adequate cash to fund planned operations into the first quarter of 2001. However, until the $2 million of bridge financing has been converted and the Company has successfully entered its targeted markets, there are uncertainties that may impact the Company's ability to fund its planned operations and meet its operational objectives. We also expect that the development of additional tests will require research expenditures at a level lower than past spending for test development. Sales and marketing activities will require hiring and training of additional staff in 2000. This estimate of the period for which we expect our available sources of cash to be sufficient to meet our funding needs is a forward looking statement that involves risks and uncertainties. Unforeseen circumstances could occur which impact our ability to meet our capital requirements for this period. In the event our capital requirements are greater than estimated, we may need to raise additional capital to fund our research and development activities, to scale-up manufacturing activities and to expand our sales and marketing efforts. Our future liquidity and capital funding requirements will depend on numerous factors, including the extent to which our products under development gain market acceptance, the exercise of outstanding warrants to purchase common stock, the timing of regulatory actions regarding our products, the costs and timing of expansions of sales, marketing and manufacturing activities, procurement and enforcement of patents important to our business, and the impact of competitors' products. There can be no assurance that such additional capital will be available on terms acceptable to us, if at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants. If adequate funds are not available, we may be forced to curtail our operations significantly or to obtain funds through entering into collaborative agreements or other arrangements on unfavorable terms. Our failure to raise capital on acceptable terms could have a material adverse effect on our business, financial condition or results of operations.

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

                                    PART II
                               OTHER INFORMATION


Item 2.   Changes in Securities and Use of Proceeds

  Sale of Unregistered Securities; Changes in Securities

     In March 2000, the company sold in a private placement 1,184,091 shares of Common Stock. As part of this transaction, contingent warrants to purchase 154,247 shares of Common Stock were issued. During the third quarter, the conditions triggering these warrants were met. A total of 53,160 of these warrants were exercised and 53,160 shares of Common Stock were privately placed with accredited investors prior to September 30, 2000.

     In September 2000, the company raised an initial $750,000 of gross proceeds in a private placement to an accredited investor of Series B Convertible Preferred Stock and warrants. That financing also included the placement of a warrant to purchase an additional $1,000,000 of Series B Convertible Preferred Stock and of callable two year warrants exercisable for up to 4,000,000 shares of common stock, subject to conditions, in multiples of twenty shares of Common Stock at an exercise price of $14.00 per share. The Common Stock warrants can be called by the Company at a price equal to 95% of the average trading price over the two days prior to the date of exercise in response to the call. The Series B Convertible Preferred Stock is convertible into Careside Common Stock at 95% of an average of the ten lowest trading prices during the thirty days before the date of conversion. Further, in consideration for the investment, five year warrants to purchase up to 75,000 shares of Common Stock were issued.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits.

Exhibit No.                                Description
-----------                                -----------

2.1*           Agreement and Plan of Merger dated as of December 7, 1999 by and among Careside, Inc., Careside Hematology, Inc., Texas
               International Laboratories, Inc., Yves LeBihan and Jean-Yves
               LeBihan.
3.1**          Amended and Restated Certificate of Incorporation of Careside,
               Inc.
3.2**          Certificate of Designations of Series A Convertible Preferred
               Stock
3.3**          Amended and Restated Bylaws of Careside, Inc.
3.4 +          Certificate of Designations of Series B Convertible Preferred
               Stock
4.1***         Specimen Stock Certificate
4.1a**         Specimen Warrant Certificate
4.1b**         Specimen Unit Certificate
4.2***         Placement Agent Warrant Agreement dated as of January 31, 1997 by and between Careside, Inc. and Spencer Trask Securities
               Incorporated (including Form of Warrant)
4.3***         Placement Agent Warrant Agreement dated as of March 6, 1998 by and between Careside, Inc. and Spencer Trask Securities
               Incorporated (including Form of Warrant)
4.4***         Securities Purchase Agreement dated as of December 17, 1998 by and between S.R. One, Limited and Careside, Inc. (including Form of Note) (as amended)
4.5***         Warrant Issued to S.R. One, Limited on December 17, 1998
4.6**          Warrant Agreement dated June 21, 2000, by and between Careside,
               Inc. and Paulson Investment Company, Inc.
4.7**          Warrant Agreement dated June 21, 2000, by and between Careside,
               Inc. and American Stock Transfer & Trust Company, as Warrant
               Agent
4.8**          Warrant issued to S.R. One, Limited dated June 21, 1999
4.9**          New Note issued to S.R. One, Limited dated as of June 21, 1999
4.11***        Securities Purchase and Subscription Agreement dated as of March
               8, 2000 by and between Careside, Inc. and Purchasers
4.12***        Warrant Agreement dated as of March 8, 2000 by and between
               Careside, Inc. and H. C. Wainwright & Co., Inc. (including
               Warrant certificate)
4.13***        Contingent Warrant Agreement dated as of March 8, 2000 by and between Careside, Inc. and Purchasers (including Form of Warrant)
4.14 +         Securities Purchase Agreement dated as of September 13, 2000 by and between RoyCap, Inc. and Careside, Inc.
4.15 +         Series B Convertible Preferred Warrant issued to RoyCap, Inc. on
               September 13, 2000
4.16 +         Warrant Agreement by and between RoyCap, Inc. and Careside, Inc.
               dated as of September 13, 2000 (including Warrant Certificate)
4.17 +         Common Stock Purchase issued to RoyCap, Inc. on September 13,
               2000
4.18 +         Warrant Agreement By and between Brighton Capital, Ltd. and
               Careside, Inc. dated as of September 13, 2000 (including Warrant
               Certificate)
10.1***        Registration Rights Agreement dated as of November 7, 1996 by and among SmithKline Beecham Diagnostic Systems Co., SmithKline
               Beecham Corporation and Careside, Inc.
10.2***        Registration Rights Agreement dated as of December 4, 1996 by and among Careside, Inc., Exigent Partners, L.P., W. Vickery
               Stoughton, Thomas H. Grove, Kenneth B. Asarch, William S. Knight,
               Donald S. Wong, Ashok K. Sawhney and Philip B. Smith
10.3***        Amendment No. 1 to Registration Rights Agreement dated as of
               January 31, 1997 by and among Careside, Inc. Exigent Partners,
               L.P., W. Vickery Stoughton, Thomas H. Grove, Kenneth B. Asarch,
               William S. Knight, Donald S. Wong, Ashok K. Sawhney and Philip B.
               Smith

Exhibit No.                                Description
-----------                                -----------

10.4*** Registration Rights Agreement dated as of December 4, 1996 by and between Careside, Inc. and Spencer Trask Securities Incorporated
10.5*** Registration Rights Agreement dated as of January 31, 1997 by and among Careside, Inc. and the Investors signatory thereto
10.6*** Stockholders Agreement dated as of December 4, 1996 by and among the Careside, Inc., SmithKline Beecham Corporation, SmithKline Beecham Diagnostic Systems Co., Spencer Trask Securities Incorporated, Exigent Partners, L.P., W. Vickery Stoughton, Thomas H. Grove, Kenneth B. Asarch, William S. Knight, Donald S. Wong, Ashok K. Sawhney, Philip B. Smith and each Investor signatory thereto
10.7**** Registration Rights Agreement dated as of December 7, 1999 by and between Careside, Inc. and Yves LeBihan and Jean-Yves LeBihan.
10.8+ Registration Rights Agreement dated as of September 13, 2000, by and between RoyCap, Inc., Brighton Capital, Inc. and Careside, Inc.
10.9*** Registration Rights Agreement dated as of March 6, 1998 by and among Careside, Inc. and the Investors signatory thereto
10.10*** Registration Rights Agreement dated as of March 6, 1998 by and between Careside, Inc. and Spencer Trask Securities Incorporated
10.11*** Registration Rights Agreement dated as of December 17, 1998 by and between Careside, Inc. and S.R. One, Limited
10.37** Securities Conversion Agreement dated as of June 14, 1999 between S.R. One, Limited and Careside, Inc.
10.38** Form of Amended and Restated Registration Rights Agreement dated as of June 21, 1999 between S.R. One, Limited and Careside, Inc.
24.1 Power of Attorney (included on signature the signature page hereof)
27.1           Financial Data Schedule

-----------------

* Incorporated herein by reference to Careside's current report on Form 8-K filed on December 22, 1999.
** Incorporated herein by reference to Careside's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999 filed on August 13, 1999.
*** Incorporated herein by reference to the Registration Statement on Form S-1 of Careside, Inc., as amended. Registration No. 333-69207.
**** Incorporated herein by reference to Careside's Annual Report on Form 10-K/A filed on March 31, 2000.
+ Incorporated herein by reference to the Registration Statement on Form S-3 of Careside, Inc. filed on September 27, 2000. Registration No. 333-46746.

----------
No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                  SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                           CARESIDE, INC.


Date:  November 14, 2000   By: /s/ W. Vickery Stoughton
                               ----------------------------------------
                                   W. Vickery Stoughton
                                   Chairman and Chief Executive Officer
                                   (Principal Executive Officer)



                           By:  /s/ James R. Koch
                                -----------------------------------------
                                    James R. Koch
                                    Executive Vice President and Chief
                                    Financial Officer
                                    (Principal Financial and Accounting Officer)