Form 10-K
period 2000-12-31
CARESIDE INC
filed 2001-03-29
CIK 1070602

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

   For the fiscal year ended: December 31, 2000

                       Commission file number: 001-15051

                               ----------------

                                Careside, Inc.
            (Exact name of registrant as specified in its charter)

                   Delaware                             23-2863507
        (State or other jurisdiction of      (IRS Employer Identification No.)
        incorporation or organization)

                  6100 Bristol Parkway, Culver City, CA 90230
              (Address of principal executive offices) (Zip Code)

      Registrant's telephone number, including area code: (310) 338-6767

          Securities registered pursuant to Section 12(b) of the Act:

                    Common Stock, par value $.01 per share
                               (Title of Class)

          Securities registered pursuant to Section 12(g) of the Act:

                                     None

                               ----------------

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   On March 19, 2001, the aggregate market value of the Registrant's Common Equity, par value $.01 per share, held by non-affiliates of the Registrant was approximately $17 million, based upon the closing sale price reported for such date on the American Stock Exchange. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

   On March 19, 2001, 11,262,352 shares of the Registrant's Common Stock, par value $.01 per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Shareholders scheduled to be held on May 15, 2001 are incorporated by reference into Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

   The Company's forward-looking statements in this Annual Report on Form 10-K and those that may be made in the future by or on behalf of Careside, Inc., including statements about the market and opportunity for the Company's products, revenue growth and profitability potential, regulatory approvals, competition, the ability to control expenses and international expansion, are based on assumptions about many important factors. Several important factors may cause the Company's actual results to differ materially from those contemplated by these forward-looking statements. These factors include the Company's limited operating history, and lack of profitability, its need for additional financing, the acceptance of the Company's products by the medical community, product development risks, the level of third party reimbursement for medical tests, reliance on third party manufacturers, suppliers and distributors, retention of key personnel, competitive risks, protection of the Company's proprietary technology, and government regulation.

ITEM 1. BUSINESS

   We have developed and sell a proprietary blood testing system. It is designed to decentralize laboratory operations. The system provides cost-effective, accurate test results within 10 to 15 minutes at the point-of-care, for a comprehensive menu of routine blood tests. Because it provides rapid test results, the Careside system can also perform blood tests required for critical care testing. The Careside system performs chemistry, electrochemistry, coagulation and hematology tests currently. We plan to offer immunochemistry tests for the Careside system later in 2001. Tests in these five different test categories comprise the vast majority of blood tests ordered. No other point-of-care product currently on the market offers as broad a menu of tests or combines these five test categories. Our goal is to make the Careside system the standard for routine and critical care blood testing. If we are successful, diagnostic information will travel more rapidly and healthcare costs for physicians, providers and payers will be reduced.

   The Careside system consists of the Careside Analyzer and disposable test cartridges, the H-2000 and the Careside Connect. The Careside Analyzer is easy to use and can be operated by a non-technical person with appropriate training in connection with use of the device. Its software will enable the user to capture all data required to comply with the Clinical Laboratory Improvement Amendments of 1988. This law, commonly called CLIA, governs quality assurance and quality control processes and reporting for healthcare providers. The H-2000 is our hematology testing device. The Careside Connect is a data interface, which will link the Analyzer with the H-2000 and any other testing device. It also enables the electronic transmission of blood test results to our customers' information systems. We released the Careside Connect for sale in 2000.

   The FDA has granted pre-market clearance for the Careside Analyzer and the H-2000, and pre-market clearance or exemption for 41 blood tests performed by the Analyzer and a 18-parameter hematology test for the H-2000, as well as tests for professional laboratory use. As part of our market strategy, we have received FDA approval for point-of-care testing for the Careside Analyzer, thereby enabling its use by non-technical personnel with appropriate training. Similar approvals will be sought for the H-2000 in 2001.

   We have utilized strategic partners with specific design expertise and state-of-the-art technology in order to develop the Careside system rapidly, and on a cost-effective basis. Our partners' expertise is in the area of test reagents and the design and manufacture of medical instruments. Reagents are the materials within the test cartridges that react with a patient's blood. The Careside system then performs the test by analyzing the reaction between the reagent and the patient's blood. Currently, we have agreements with:

  . Fuji Photo Film Co., Ltd. for the supply of its dry film based chemistry reagents (exclusive); and

  .  UMM Electronics, Inc. to design and manufacture the Careside Analyzer;

   In addition, we have design and manufacturing agreements for the H-2000 and reagent solutions with:

  .  Ysebaert to design and manufacture the H-2000; and

  .  Aqua Solutions, Inc. to manufacture certain hematology solutions.

   In 1993, SmithKline Beecham Clinical Laboratories, Inc. (SBCL) conducted extensive surveys of the point-of-care market. As a result, in 1994, SBCL started our predecessor business to develop the technology we use today. In November 1996, we acquired from SBCL the assets and contracts used in the predecessor business, including intellectual property, equipment and other assets, to continue the development of point-of-care diagnostic technology and to create a commercial product. This acquisition has resulted in the development and commercial launch of the Careside Analyzer.

   Several senior members of our management team worked on this point-of-care project at SBCL, including W. Vickery Stoughton, our Chief Executive Officer, and Thomas H. Grove, Executive Vice President--Chief Technology Officer. SBCL has since been acquired by Quest Diagnostics Incorporated.

   In June 1999, we completed our initial public offering. Our publicly traded common stock is listed on the American Stock Exchange under the ticker symbol "CSA", and our publicly traded warrants under the symbol "CSA.WS". In December 1999, we acquired Texas International Laboratories, Inc. (TIL) for common stock. TIL owned and marketed a proprietary hematology-testing device that we have renamed the Careside H-2000.

   Our commercial product launch occurred in December 1999, at which time the Careside system offered 53 tests. During the first three months of 2000, unforeseen technical problems relating to electrochemistry tests were identified in the Careside Analyzer software and certain hardware components. Careside worked with its initial customers and with its suppliers during the remainder of 2000 and corrected these problems. The electrochemistry tests have been revised and modifications have been made to the Analyzer to improve its reliability. These changes were made and verified in the fourth quarter of 2000. At the end of 2000, the Careside Analyzer was re-launched into the market. The Careside system is being sold in the United States through our own sales force. We supplement our sales force with distribution agreements with third party distributors. We expect to finalize several of these agreements in the first six months of 2001.

                   Product Development and Regulatory Status

                                                                                     Technology
          Product                     Regulatory/Development Status               Partner/Supplier
          -------                     -----------------------------               ----------------
 Careside Analyzer          Cleared under Section 510(k) of the Food, Drug      UMM Electronics, Inc.
                            and Cosmetic Act for use in licensed
                            laboratories and for Point-of Care (POC). The
                            Analyzer is offered for sale to customers.
 Disposable Test Cartridges Test cartridges are integral to approval of the           Battelle
                            tests listed below. Chemistry, electrochemistry
                            and coagulation cartridges have been developed
                            an are offered for sale to customers. The
                            immunochemistry test cartridge is in
                            development;
                               Cleared/Exempt for         Planned 2001-2
       Test Category         Laboratory and POC Use         Submissions
       -------------         ----------------------       --------------
 Chemistry                  Glucose                   Lactate                 Fuji Photo Film Co., Ltd.
                            BUN (Urea Nitrogen)       Direct LDL-cholesterol
                            Creatinine                Direct HDL-cholesterol
                            BUN/Creatinine Ratio
                            Albumin
                            A/G Ratio (calc.)
                            Globulin (calc.)
                            Creatine Kinase
                            Creatine Kinase MB
                            % CKMB (calc.)
                            Total Cholesterol
                            HDL-Cholesterol*
                            LDL-Cholesterol (calc.)
                            Cholesterol/HDL Chol
                            Ratio
                            GGT
                            ALT
                            Cholinesterase
                            Total Bilirubin
                            Phosphorus
                            Total Protein
                            Total Calcium
                            Uric Acid
                            Triglycerides
                            LDH
                            Bilirubin, Direct
                            Bilirubin, Indirect
                            (calc.)
                            Ammonia*
                            Carbon Dioxide, Total
                            Anion Gap (CO2+Echem)
                            Magnesium
                            Osmolality
                            Hemoglobin
                            Hematocrit (calc.)
                            Alkaline Phosphatase
                            AST
                            ALT/AST Ratio
                            Amylase

 Electrochemistry           Chloride                  Ionized Calcium         Fuji Photo Film Co., Ltd.
                            Potassium
                            Sodium

 Coagulation                PT*                       APTT
                                                      Fibrinogen
                                                      Thrombin Time

 Immunochemistry                                      Theophylline            Third Party Supplier.
                                                      Phenytoin
                                                      Digoxin
                                                      Phenobarbital
                                                      T4
                                                      T3 Uptake
                                                      Carbamazepine

-------
*  Requires separate clearance or exemption for point-of-care.

                   Product Development and Regulatory Status

                                                                        Technology
     Hematology                 Status of Development                Partner/Supplier
     ----------                 ---------------------                ----------------
Careside H-2000       FDA Cleared; offered for sale to customers Third Party Manufacturer
18 parameter, 3 part
 differential

Hematology Tests
  WBC                 All hematology tests have been FDA              Aqua Solutions
  RBC                 cleared under Section 510(k)
  Platelet count
  Lymphocyte
  % Lymphocyte
  Monocyte
  % Monocyte
  Granulocytes
  % Granulocytes
  Hematocrit
  Hemoglobin
  MCV
  MCH
  MCHC
  RDW
  MPV
  PCT**
  PDW**

--------
** For diagnostic use outside U.S., for quality control use within U.S.

 Communication Product       Status of Development        Technology Partner
 ---------------------       ---------------------        ------------------
 Careside Connect        Offered for sale to customers Third Party Manufacturer
 provides an electronic
 link between the
 Careside Analyzer and
 the Careside H-2000
 testing device

   We have executed a long-term supply agreement with Fuji Photo Film Co., Ltd. for the use of its dry film chemistry reagent technology. Although in dry form, the film uses the same technology as the wet reagent technology used in high volume commercial analyzers. The agreement replaces an earlier agreement with Fuji that was applicable only during the development stage of the Careside system. The new agreement continues to provide us with an exclusive supply of Fuji's dry film chemistry reagents for use in our point-of-care system for more than 30 chemistry tests. We have agreed to purchase our dry chemistry reagents exclusively from Fuji. Fuji is also developing additional chemistry tests at its expense. Any additional tests that Fuji develops may be available to us over the period of the existing agreement, which runs through 2003 and thereafter is automatically renewed on an annual basis.

   In December 1999, we acquired Texas International Laboratories, Inc. (TIL) in an all-stock acquisition. TIL was a privately held corporation owned by Yves and Jean LeBihan. TIL was founded in 1983 and had developed a new hematology analyzer, the Hematil-2000, which we have renamed the Careside H-2000. This device was introduced to the market in April 1999 as a high quality, low cost hematology analyzer that was designed for both human and animal testing. We have one year remaining on an employment contract with Jean LeBihan and two years on a consulting agreement with Yves LeBihan. Jean LeBihan has responsibility for veterinary market sales of our products and assists the sales force with the sale of the H-2000 into the human market. Yves LeBihan works in developing international sales and assisting us in the development of future generations of hematology products. The H-2000 is currently being sold into China, Mexico, Brazil, Turkey, Egypt, Algeria, Korea and various South American countries through specific distribution agreements.

   We have worked with an outside consultant/programmer to develop a software system for modeling the economic opportunity of specific point-of-care operations. This system is designed to develop a customer-specific economic model based on historical test volumes and all lab costs that would be incurred by using the Careside system. This software product has been made available to the Careside sales force.

ITEM 2. PROPERTIES

   We lease approximately 16,000 square feet of space in Culver City, California for the research and development, validation, manufacture and assembly of disposable test cartridges and for product development. This lease has a term of seven years and expires in August 2005. It has a current monthly rent of $17,625, gradually increasing to $23,233 per month in the final lease year. We have an option to renew the lease for one additional five-year term at 95% of the fair market rental value. We believe that the Culver City facility is suitable to expand to $40 million in test cartridge revenues and will adequately serve our needs for the immediate future.

   We also lease approximately 6,200 square feet of space in Culver City, California for use as our executive offices. This lease has a term of seven years and expires in April 2007 in the final lease year. It has a current monthly rent of $9,000, gradually increasing to $11,000 per month. We have an option to renew the lease for one additional five-year term at 95% of the fair market rental value.

   We also lease approximately 1,500 square feet of office space in Houston, Texas for use as a veterinary office. This lease has a term of two years and expires in January 2003. It has a current monthly rent of $839, gradually increasing to $877 per month in the final lease year.

ITEM 3. LEGAL PROCEEDINGS

   We are not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to the vote of security holders during the fourth quarter of 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   We completed our initial public offering of units on June 16, 1999. Each unit consisted of a share of common stock and a warrant to purchase a share of common stock. Since July 17, 1999, when each unit was split into a share of common stock and a warrant to purchase a share of common stock, our common stock has traded on the American Stock Exchange under the symbol "CSA" and our warrants have traded on the American Stock Exchange under the symbol "CSA.WA."

   The following table sets forth, for the fiscal quarters indicated, the high and low closing sales prices per share for our common stock and our warrants, as reported on the American Stock Exchange:

                                                        Common Stock  Warrants
                                                        ------------ -----------
   Fiscal 2000                                           High   Low  High   Low
   -----------                                          ------ ----- ----- -----
   First Quarter....................................... $13.56 $8.81 $4.50 $2.56
   Second Quarter...................................... $11.00 $4.88 $2.69 $1.25
   Third Quarter....................................... $ 5.63 $3.38 $1.63 $0.80
   Fourth Quarter...................................... $ 3.50 $1.81 $0.81 $0.19

   Fiscal 2000                                           High   Low  High   Low
   -----------                                          ------ ----- ----- -----
   Third Quarter....................................... $ 6.06 $4.88 $3.00 $0.94
   Fourth Quarter...................................... $ 9.75 $4.94 $2.00 $1.00

   As of March 19, 2001, there were 395 holders of record of our common stock and an estimated number of beneficial owners of our common stock of approximately 1,930.

   We have not declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain any future earnings to fund operations and the continued development of our business and, therefore, do not anticipate paying any cash dividends on our common equity in the foreseeable future. Future cash dividends, if any, will be determined by our Board of Directors, and will be based upon our earnings, capital requirements, financial condition and other factors deemed relevant by the Board of Directors.

   On September 13, 2000, we privately placed Careside securities with RoyCap, Inc. pursuant to Regulation S of the Securities Act of 1933. The gross proceeds to the Company from that transaction to date have been $1,750,000. Brighton Capital, Ltd., the placement agent in that transaction, received a cash commission of $105,000 and warrants to purchase 50,000 shares at $5.63 per share. Net proceeds from the RoyCap transaction are being used for general corporate purposes. The securities sold in that transaction included the following:

   1. 150 shares of Series B Convertible Preferred Stock, convertible at any time before September 13, 2002 into shares of our Common Stock at a conversion price per share equal to the lesser of (a) the average of the lowest ten closing prices within the last 30 calendar days prior to the conversion date or (b) $5.48, being 120% of the closing price on September 13, 2000 (" Closing Date"). As of March 19, 2001, 170 Preferred Shares (which includes Preferred Shares received upon exercise of the warrant discussed in #2 below) have been converted;

   2. A warrant to purchase 200 additional shares of Preferred Stock at an exercise price of $1 million. This warrant was exercised on November 2, 2000;

   3. A warrant to purchase 25,000 shares of Common Stock at an exercise price per share of $5.6256, being 120% of the closing price on the date prior to the Closing Date;

   4. A warrant to purchase 50,000 shares of Common Stock at an exercise price per share of $5.6256, being 120% of the closing price on the date prior to the Closing Date, issued to Brighton Capital, Ltd., the placement agent in that transaction; and

   5. A warrant to purchase up to 4,000,0000 shares of Common Stock at an exercise price per share of $14.00; however if the warrant is exercised in response to a Company call of the warrant, then the exercise price per share will be the lower of (i) $14.00, or (ii) 95% of the average of the closing prices for the 2 day period immediately after the date of notice of the call from the Company.

   The holders of Series B Preferred Stock may only convert a number of shares of Series B Preferred Stock such that the aggregate number of shares of Common Stock issued to the holder upon such or any prior conversion of the Series B Preferred Stock does not, when aggregated with the number of shares of Common Stock previously issued or then issuable pursuant to an exercise of the warrant described in #5 above, exceed 1,797,631 shares of Common Stock (which number will be adjusted for stock splits and similar events) in violation of
Section 713 of the American Stock Exchange Guide, unless and until the shareholders of Careside have approved such aggregate issuance of Common Shares in excess of 1,797,631.

   In closings held on November 29, 2000, December 21, 2000, and January 24, 2001, we privately placed with Venturetec, Inc. and Pine, Inc., an affiliate of Venturetec, an aggregate of 1,742,951 shares of Common Stock at an average purchase price of $2.49 per share under Regulation S of the Securities Act of 1933. Gross proceeds to the Company from this transaction were $4,334,879. Friedli Corporate Finance received a cash commission of $368,465 for its role as advisor in the transaction. The proceeds from this transaction are being used for general corporate purposes. In connection with this transaction, warrants to purchase common stock were granted to Pine, Inc., an affiliate of Venturetec, totaling 87,148 shares, 41,324 of which have an exercise price of $2.75 per share and expire November 2004, 25,000 of which have an exercise price of $2.25 per share and expire December 2004, and 20,824 of which have an exercise price of $2.25 per share and expire January 2005.

ITEM 6. SELECTED FINANCIAL DATA

   The following table presents our summary consolidated financial information.

                                 Careside, Inc.
               (in thousands, except share and per share amounts)

                               Period from
                             Inception (July
                              10, 1996) to
                              December 31,          Year End December 31,
                            ------------------  -------------------------------
                             1996      1997       1998       1999       2000
                            -------  ---------  ---------  ---------  ---------
Operating Results Data:
Net Sales.................  $   --   $     --   $     --   $      61  $     741
Cost of Sales.............      --         --         --          31      1,001
                            -------  ---------  ---------  ---------  ---------
Gross profit..............      --         --         --          30       (260)
Operating Expenses
  Research and
   Development--products..    1,562      5,896      8,298      8,252      9,074
  Research and
   Development--software..      --         --         --         313        898
  Selling and Marketing...      --          85        249      1,204      3,657
  General and
   Administrative.........       55        555        601      1,135      2,124
  Amortization of
   Goodwill...............      --         --         --          37        567
                            -------  ---------  ---------  ---------  ---------
Operating loss............   (1,617)    (6,536)    (9,148)   (10,911)   (16,580)
Interest Income...........      (21)       213        234        291        372
Interest Expense..........      --          (8)       (22)      (971)      (495)
                            -------  ---------  ---------  ---------  ---------
Net loss..................   (1,638)    (6,331)    (8,936)   (11,591)   (16,703)
Accrued Preferred stock
 dividends Series A & B...      --         --         --         (55)       (69)
Accreted dividend on
 Series B.................      --         --         --         --         (83)
Beneficial conversion
 feature--Series B........      --         --         --         --         (84)
                            -------  ---------  ---------  ---------  ---------
Net Loss available to
 common stockholders......  $(1,638) $  (6,331) $  (8,936) $ (11,646) $ (16,939)
Basic and diluted Net Loss
 per Common Share.........  $ (2.25) $   (2.04) $   (1.93) $   (1.88) $   (1.92)
Shares used in computing
 Basic and Diluted Net
 Loss per Common Share....  728,465  3,098,980  4,629,916  6,210,496  8,800,171

                                         Year End December 31,
                            ---------------------------------------------------
                             1996      1997       1998       1999       2000
                            -------  ---------  ---------  ---------  ---------
Balance Sheet Data:
Cash and cash
 equivalents..............  $    31  $   1,237  $   3,927  $   4,905  $   1,789
Total assets..............    1,193      3,140      7,911     14,389     12,663
Long-term debt, net of
 current portion..........      --         --       2,045      1,060      1,192
Accumulated deficit.......   (1,638)    (7,969)   (16,905)   (28,496)   (45,199)
Total stockholders' equity
 (deficit)................   (1,067)     2,438      4,149      9,079      5,650

   The following table presents our summary consolidated quarterly financial information.

                                       1999                                2000
                          ----------------------------------  ----------------------------------
                            Q1       Q2       Q3       Q4       Q1       Q2       Q3       Q4
                          -------  -------  -------  -------  -------  -------  -------  -------
Net Sales...............  $   --   $   --   $   --   $    61  $   283  $   245  $   108  $   105
Gross profit............      --       --       --        31      140      136       49     (585)
Net loss................   (2,998)  (2,375)  (2,746)  (3,472)  (4,200)  (3,832)  (4,102)  (4,569)
Net loss available to
 common stockholders....   (2,998)  (2,378)  (2,772)  (3,498)  (4,226)  (3,858)  (4,103)  (4,752)

Net loss per share......  $ (0.59) $ (0.44) $ (0.39) $ (0.46) $ (0.54) $ (0.44) $ (0.46) $ (0.48)

Shares used in computing
 basic and diluted net
 loss per share.........    5,084    5,414    7,084    7,226    7,867    8,798    8,988    9,535

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

   Development of the point-of-care technology used in the Careside system began in 1994 at SmithKline Beecham Clinical Laboratories, Inc. (SBCL), a subsidiary of SmithKline Beecham Corporation. In November 1996, we acquired the intellectual property, equipment and other assets from SBCL to continue the development of point-of-care diagnostic technology and to create a commercial product. As part of the consideration paid for the acquisition, SmithKline Beecham Corporation became an equity owner in Careside.

   Since November 1996, we have devoted substantially all of our resources to research and development activities, establishment of a sales force and the administrative structures necessary to support operations. We have incurred losses since inception. As of December 31, 2000, the aggregate loss incurred was approximately $45.2 million. In the fourth quarter of 2000, Careside had substantially completed the development efforts of the Company's core product and began generating sales and increasing its focus on marketing efforts. In 1998, 1999 and for the first nine months of 2000, Careside was considered a development stage enterprise. Since its inception, Careside has generated minimal revenues and incurred significant losses. Careside anticipates incurring additional losses over at least the next year, and such losses are expected to increase as Careside expands its marketing activities.

Results of Operations

 Years Ended December 31, 2000 and 1999

   Sales and Cost of Sales. Sales increased to $741,000 in 2000 compared to $61,000 in 1999. The sales were predominately sales of Careside H-2000s, a product of the company we acquired in December 1999. The cost of sales represents the cost of instruments and reagents sold and the establishment of an excess reserve of $628,000 primarily for film cartridge inventory at year-end 2000. This reserve is to cover potential exposure on film and cartridge inventory that may force expiration issues, and for cartridges that may be sold below cost for validation purposes.

   Research and Development Expenses--Product. Research and development expenses increased to $9.1 million for the year ended December 31, 2000. This compared to approximately $8.3 million in the same period in 1999. This reflects the efforts to revise the production design and software of the Careside Analyzer and to support additional test submissions to the FDA.

   Research and Development Expenses--Software. Research and development expenses related to software increased to $898,000 for 2000 compared to $313,000 in the same period in 1999. This increase reflects the increase in staff and expenditures related to development of the Careside Connect software and related consulting.

   Selling and Marketing Expenses. Selling and marketing expenses increased to $3.7 million for 2000 compared to $1.2 million in the same period in 1999. This increase reflects the preparations for the launch of the Careside system in 2000, including the full year effect of sales force salaries.

   General and Administrative Expenses. General and administrative expenses increased to $2.1 million for 2000 compared to $1.1 million in the same period in 1999. This increase reflects the increase in expenditures related to being a public company, products liability insurance coverage, additional leased office space, salaries for additional administrative staff, and increased legal expense and investor relations efforts in 2000.

   Goodwill. Goodwill amortization of $567,000 was recorded in 2000 associated with goodwill recorded related to the December 1999 acquisition of TIL. This compares with amortization of $37,000 which was recorded for part of December in 1999.

   Net Interest Income (Expense). Interest income was $372,000 for the year ended December 31, 2000 as compared to $291,000 for the same period in 1999. This reflects slightly higher average levels of cash and cash equivalents available for investment. Interest expense was $495,000 for 2000 compared to $971,000 for 1999. This decrease is due to one-time non-cash interest charges incurred in 1999 associated with the cost of warrants granted to S.R. One in connection with the bridge loan facility and its partial conversion to preferred stock in 1999.

   Net Loss. The net loss increased to approximately $16.7 million for the twelve months ended December 31, 2000 compared to $11.6 million for the same period in 1999. This increase reflects the increase in cost of sales due to the inventory reserve, increases in selling and marketing expense, goodwill amortization and administrative expenses partially offset by a decrease in interest expense associated with the S.R. One bridge loan.

 Years Ended December 31, 1999 and 1998

   Sales and Cost of Sales. Sales increased to $61,000 in 1999 compared to no prior sales in 1998. The sales were Careside H-2000s, a product of the company we acquired in December 1999. The cost of sales represents the cost of instruments and reagents sold.

   Research and Development Expenses--Product. Research and development expenses remained basically unchanged for 1999 as compared to 1998. Total expense for 1999 was $8.25 million compared to approximately $8.30 million in the same period in 1998. This reflected the continued efforts to complete the production design of the Careside Analyzer and to support additional test submissions to the FDA.

   Research and Development Expenses--Software. Research and development expenses related to software increased to $313,000 for 1999 compared to no expense in the same period in 1998. This increase reflects the initiation of efforts related to development of the Careside Connect and its software.

   Selling and Marketing Expenses. Selling and marketing expenses increased to $1.2 million for 1999 compared to $249,000 in the same period in 1998. This increase reflects the preparations for the launch of the Careside system in 1999, including the partial year effect of hiring sales force staff.

   General and Administrative Expenses. General and administrative expenses increased to $1.1 million for 1999 compared to $601,000 in the same period in 1998. This increase reflects the increase in efforts related to salaries for additional administrative staff, and increased legal expense and investor relations efforts after the initial public offering in 1999.

   Goodwill. Goodwill amortization of $37,000 associated with goodwill recorded related to the December 1999 acquisition of Texas International Laboratories was recorded for part of one month in 1999. No such expense occurred in prior periods.

   Net Interest Income (Expense). Interest income was $291,000 for the year ended December 31, 1999 as compared to the same period in 1998 at $234,000. This reflects comparable levels of cash and cash equivalents available for investment. Interest expense was $971,000 for 1999 compared to $22,000 in 1998. This increase reflects interest paid on the line-of-credit to purchase equipment initiated in late 1998, accrued interest on the S.R. One bridge loan, and the non-cash interest charges associated with the cost of warrants granted to S.R. One in connection with the bridge loan facility and its partial conversion to preferred stock in 1999.

   Net Loss. The net loss increased to approximately $11.6 million for the twelve months ended December 31, 1999 compared to $8.9 million in the same period in 1998. This increase reflects the increase in selling and marketing, administrative expenses and interest expense on the line-of-credit to purchase equipment and the S.R. One bridge loan.

 Years Ended December 31, 1998 and 1997

   Research and Development Expenses. Research and development expenses increased to approximately $8.3 million for the year ended December 31, 1998 compared to approximately $5.9 million in the same period in 1997, an increase of 41 percent. This increase reflects increased payments to third parties for the development of the Careside Analyzer and increased staffing for additional test development and submissions to the FDA.

   Selling and Marketing Expenses. Selling and marketing expenses increased to $249,000 for the year ended December 31, 1998 compared to $85,000 in the same period in 1997, an increase of 193 percent. This increase reflects the increase in the preliminary sales and marketing efforts and the full year effect of marketing staff salaries.

   General and Administrative Expenses. General and administrative expenses increased to $601,000 for the year ended December 31, 1998 compared to $555,000 in the same period in 1997, an increase of 8 percent.

   Net Interest Income (Expense). Interest income was approximately the same for the year ended December 31, 1998 as compared to the same period in 1997 at $234,000 and $214,000, respectively. This reflects comparable levels of cash and cash equivalents available for investment. Interest expense was $22,000 in 1998 compared to $8,000 in 1997. This increase reflects relatively higher borrowing in 1998.

   Net Loss. The net loss was approximately $8.9 million for the year ended December 31, 1998 compared to approximately $6.3 million in the same period in 1997, an increase of 41%. This increase reflects the increase in research and development expenses and preliminary sales and marketing efforts.

Liquidity and Capital Resources

   We have financed our operations since inception primarily through the net proceeds generated from the issuance of common stock, long-term debt and certain short-term borrowings that were subsequently converted into equity securities. As of December 31, 2000, we have received net proceeds aggregating approximately $51.8 million from these transactions.

   Net cash used in operating activities for the year ended December 31, 2000 was approximately $15.7 million. For the year ended December 31, 2000, cash used in operating activities primarily represents the net loss for the period and increases in inventories offset by an increase in depreciation and amortization, and accounts payable, and a decrease in accrued expenses. Net cash used in operating activities was approximately $9.4 million for the year ended December 31, 1999. This represents the net loss for the year offset by an increase in depreciation and amortization and increases in inventories partially offset by an increase in accrued expenses. Net cash used in operating activities was approximately $7.7 million for the year ended December 31, 1998. Cash used for operations in that year was primarily related to funding expansion of research and development activities as well as the establishment of an administrative infrastructure.

   Cash used in investing activities for the purchase of property and equipment was approximately $2.0 million and $3.8 million and $2.0 million for the years ended December 31, 2000, 1999 and 1998, respectively. The cash used in 2000 was primarily for the acquisition of manufacturing equipment and laboratory equipment used in research and development.

   At December 31, 2000, our principal source of liquidity was approximately $1.8 million in cash and cash equivalents.

   In December 1998, we entered into an agreement with an equipment lease financing company regarding a $2.5 million facility secured by specific equipment. Each draw will be a separate loan under the facility. We drew the remaining amount in early 2000 secured by manufacturing equipment for cartridge assembly that we had previously purchased. Approximately $2.4 million of this facility was drawn by December 2000 and was secured by our existing equipment. Each equipment loan has a 48-month term and bears an interest rate of approximately 14% per annum adjusted for an index rate based on four-year U.S. Treasury Notes at the time of borrowing.

   In addition, we entered into an agreement for bridge financing with S.R. One, Limited in December 1998. Under this agreement, $1.5 million was funded in December 1998 and $1.5 million was funded in January 1999. In June 1999, S.R. One, Limited agreed to convert $1 million of the $3 million loan, together with accrued interest at the rate of 8% on $1 million, into shares of Series A Convertible Preferred Stock. The conversion price was $6.375, which was 85% of the initial public offering price per unit. S.R. One received 162,914 shares of Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock was in turn converted on July 1, 2000, at the option of the holder, into one share of our common stock and one warrant to purchase an additional share of our common stock. All accrued and unpaid dividends with respect to shares of Series A Convertible Preferred Stock were converted by S.R. One were also converted into units at the initial public offering price per unit. The exercise price and other terms of the warrant received on the conversion were the same as the warrants included in units sold in the offering. The remaining $2 million of the loan matures in June 2001. At that time, we expect either to repay the $2 million balance on the bridge financing with the proceeds of a new loan or to negotiate to extend the term or convert the balance of it into preferred or common equity. The annual interest rate on the remaining $2 million increased to 10% on July 1, 2000. S.
R. One has the option to convert all or any portion of the remaining loan, plus accrued interest thereon, into shares of Series A Convertible Preferred Stock. This Series A Convertible Preferred Stock would be issued to S.R. One on the same basis as the Series A Convertible Preferred Stock that was issued to S. R. One in connection with the $1 million conversion discussed above.

   We issued a bridge warrant to S.R. One, Limited in connection with the bridge financing. The bridge warrant was exercisable for the number of shares of common stock equal to $750,000 divided by 85% of the initial public offering price of the common stock. The number of warrants doubled if the loan was not repaid by June 30, 1999. As part of the conversion of a portion of the bridge financing into shares of Series A Convertible Preferred Stock, the bridge warrant was modified such that it will be exercisable in all events for the number of shares of common stock which is equal to $1,500,000 divided by $6.375, which is 85% of the initial public offering price per unit. Upon completion of our initial public offering, the bridge warrant became exercisable for 235,294 shares of common stock. The bridge warrant has an exercise price of $6.375. The bridge warrant was exercisable at December 31, 1999 and will expire on June 16, 2004.

   In March 2000, we sold 1,184,091 shares of common stock in a private placement for $8.77 per share. Proceeds, net of approximately $840,000 of offering costs, amounted to approximately $9.5 million. These shares were subsequently registered with the Securities and Exchange Commission in April 2000. As part of this transaction, warrants to purchase 101,305 shares of common stock were issued to the placement agent and contingent warrants to purchase 154,247 shares of common stock were issued. During the third quarter, the conditions triggering exercisability of these warrants were met. A total of 130,092 of these warrants were exercised prior to their expiration on December 15, 2000.

   In September 2000, we raised an additional $615,000 of net proceeds in a private placement of 150 shares of Series B Convertible Preferred Stock and 75,000 warrants to purchase common stock. That financing included the placement of a warrant to purchase an additional $1,000,000 of Series B Convertible Preferred Stock which was exercised in November 2000. It also included the placement of callable two year warrants exercisable for up to 4,000,000 shares of common stock, subject to conditions, in multiples of twenty shares of common stock at an exercise price of $14.00 per share. We can call the common stock warrants at any time. They may be exercised within two days of the date of call at a price equal to 95% of the average trading price over the two days prior to the date of the call. The Series B Convertible Preferred Stock is convertible into our common stock at 95% of an average of the ten lowest trading prices during the thirty days before the date of conversion. Pursuant to Section 713 of the American Stock Exchange Company Guide, we may at present only issue up to an aggregate of 1,797,361 shares of common stock upon conversion of our Series B Convertible Preferred Stock and exercise of the callable two year warrants to purchase common stock issued in connection with the purchase of our Series B Convertible Preferred Stock without shareholder approval. At our 2001 annual meeting, we plan to seek our shareholders' approval of the issuance of the additional shares of common stock in excess of 1,797,361 shares that may be issued in connection with the conversion of our Series B Convertible Preferred Stock and the exercise of the callable two year warrants to purchase common stock issued in connection with the purchase of our Series B Convertible Preferred Stock.

   In a series of related transactions in November 2000, December 2000 and January 2001, the company raised $3,942,000 of net proceeds in a private placement of 1,742,951 shares of common stock and 87,148 warrants to purchase common stock.

   At December 31, 2000, our current liquidity and sales revenue expected after 2000 are projected to be sufficient to fund our operating expenses and capital requirements for at least 3 months. The Company is currently working with an investment bank to arrange an equity financing transaction. To the extent that we need additional funds in connection with generating our commercial product sales, we expect to borrow funds to build sufficient cartridge inventory to meet the needs that would result from anticipated sales. We also expect that the development of additional tests will require research expenditures at a level lower than past spending for test development. Sales and marketing activities will require hiring and training additional staff in 2001. This estimate of the period for which we expect our available sources of cash to be sufficient to meet our funding needs is a forward looking statement that involves risks and uncertainties. There can be no assurance that we will be able to meet our capital requirements for this period as a result of certain factors set forth under "Risk Factors-- Additional Funding May Not Be Available" and elsewhere in our registration statement on Form S-3 on file with the SEC dated September 27, 2000. In the event our capital requirements are greater than estimated, we may need to raise additional capital to fund our research and development activities, to scale-up manufacturing activities and to expand our sales and marketing efforts. Our future liquidity and capital funding requirements will depend on numerous factors, including the extent to which our products gain market acceptance, the exercise of outstanding warrants to purchase common stock, the timing of regulatory actions regarding our products, the costs and timing of expansions of sales, marketing and manufacturing activities, procurement and enforcement of patents important to our business, and the impact of competitors' products. There can be no assurance that such additional capital will be available on terms acceptable to us, if at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants. If adequate funds are not available, we may be forced to curtail our operations significantly or to obtain funds through entering into collaborative agreements or other arrangements on unfavorable terms. Our failure to raise capital on acceptable terms could have a material adverse effect on our business, financial condition or results of operations and our ability to continue as a going concern.

Income Taxes

   As of December 31, 2000, we had approximately $33.7 million and $1,048,000 of net operating loss and research and development credit carryforwards, respectively, for federal income tax purposes, which begin to expire in 2011. These amounts reflect different treatment of expenses for tax reporting than are used for financial reporting. The Tax Reform Act of 1986 contains certain provisions that may limit our ability to utilize net operating loss and tax credit carryforwards in any given year. We experienced a change in ownership interest in excess of 50% as defined under the Tax Reform Act upon the first closing of our 1997 equity financing and by means of the private placements in 2000. We do not believe that these changes in ownership will have any significant impact on our ability to utilize our net operating loss and tax credit carryforwards. There can be no assurance that ownership changes in future periods will not significantly limit our use of existing or future net operating loss and tax credit carryforwards.

ITEM 8. FINANCIAL STATEMENTS

   The Company's consolidated financial statements appear at pages F-1 through F-19, as set forth in Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The following table sets forth certain information concerning the individuals who serve as our directors, executive officers and key employees:

                  Name                Age               Position
                  ----                ---               --------
    Directors and Executive Officers:

    W. Vickery Stoughton.............  54 Chairman of the Board of Directors
                                           and Chief Executive Officer

    Thomas H. Grove..................  51 Chief Technology Officer, Executive
                                           Vice President, Secretary

    James R. Koch....................  46 Chief Financial Officer, Executive
                                           Vice President, Treasurer

    Dennis E. Rieger.................  55 Senior Vice President, Information
                                           Technology and Chief Information
                                           Officer

    Sandra P. Twyon..................  62 Vice President Operations

    Anthony P. Brenner(1)............  43 Director

    William F. Flatley(2)(3).........  59 Director

    Kenneth N. Kermes(2).............  65 Director

    C. Alan MacDonald(2)(3)..........  67 Director

    Diana Mackie(1)..................  53 Director

    Key Employees:

    Kenneth Asarch.............   43 Vice President--Quality Systems and Regulatory Affairs

    Grant Frazier..............   39 Vice President--Marketing

    George M. Saiz.............   47 Vice President--Manufacturing

--------
(1)Member of Compensation Committee

(2)Member of Audit Committee

(3)Member of Nominating Committee

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

   Thomas H. Grove, Executive Vice President--Chief Technology Officer, Secretary. Dr. Grove has served as our Executive Vice President--Chief Technology Officer, Secretary and as one of our directors from our formation in July 1996 until January 2001. From April 1984 to July 1996, he served in a number of management positions at SmithKline Beecham Clinical Laboratories, Inc. involving research and development activities, including the position of Vice President of Scientific Affairs from January 1991 to July 1996, where, among other things, he was in charge of National Quality Control and Quality Assurance for SBCL. Dr. Grove has received a number of awards, including a NATO Science Fellowship to attend Oxford University from 1978 to 1979. He was also named Young Investigator of the Year in 1980 by the American Association for Clinical Chemistry and was elected to the National Academy of Clinical Biochemistry in 1977. Dr. Grove holds a B.S. in Biology from SUNY-Albany and a Ph.D. in Biochemistry from Syracuse University.

   James R. Koch, Chief Financial Officer, Executive Vice President, Treasurer. Mr. Koch has served as our Chief Financial Officer, Treasurer, Executive Vice President and as one of our directors from July 1998 until January 2001. Prior to joining us, Mr. Koch served as Vice President and Chief Financial Officer of ILEX Oncology, Inc., a company which develops oncology drugs, from August 1996 to July 1998. In addition, Mr. Koch served as Vice President, Finance and Chief Financial Officer for two start-up specialty pharmaceutical companies, Symphony Pharmaceuticals, Inc., from September 1993 to August 1996, and Neose Pharmaceuticals, Inc., currently Neose Technologies, Inc., from September 1991 to September 1993. His prior experience also includes ten years in senior financial management positions with G.D. Searle Pharmaceutical, a manufacturer of pharmaceutical products. Mr. Koch holds a B.S. in Mechanical Engineering from General Motors Institute and a M.S. from the Krannert School of Management at Purdue University.

   Dennis E. Rieger, Senior Vice President Information Technology and Chief Information Officer. Mr. Rieger joined us in December 1999. Mr. Rieger's professional experience includes over 29 years in the high technology products industry. Mr. Rieger is also serving as President and CEO of Advanced Medical Information Technologies (AdMIT), a company he founded in 1992 that developed a mobile, bedside clinical information system, and a new universal medical and laboratory device data acquisition system. Prior to AdMIT, Mr. Rieger served as President and Chief Operating Officer of Compare Data Systems, an insurance and telecommunications software company, from 1987 to 1992; President of TRG, Inc., a technology based consulting and venture funding firm, from 1981 to 1987; and held several management positions in research and development, strategic planning and marketing at Apple Computer, Hewlett Packard and Procter and Gamble from 1971 to 1981. Mr. Rieger has a B.Sc. in Computer Information Science, with honors, from California State University at Sacramento, and served with the U.S. NAVY. Mr. Rieger is also serving on the board of directors of two companies, an embedded software products company and a publishing company, and is one of the Industry Advisory Board members for the new Biomedical Engineering Interdepartmental program at the UCLA School of Engineering and Applied Science.

   Sandra P. Twyon--Vice President Operations. Ms. Twyon joined us in January 2000. Prior to that she held positions as Vice President for Patient Services with the Mercy Health System in Pittsburgh, PA (1994-1999); Vice President for Nursing at the Toronto Hospital in Toronto, Canada (1989-1993) and Chairman of Nursing at Tufts New England Medical Center in Boston, MA (1977-1989). In addition she was President and founder of the Center for Case Management (1989-1992), an original developer of critical pathways which consulted widely throughout the U.S. and Canada. Ms. Twyon received a B.S. Degree from the College of Saint Rose and holds a M.S. from Boston College.

   Anthony P. Brenner, Director. Mr. Brenner has served as one of our directors since November 1996. Since January 1998, he has served as a Managing Director with Crosslink Capital (formerly Omega Ventures), a venture capital firm, where he oversees investment activities in the information and business services industries. Prior to that, Mr. Brenner served as Senior Managing Director of Advanta Partners LP, a private equity investment partnership, and as a member of the Board of Directors of Advanta Corporation, a financial services company, from 1992 to 1996. In addition, since 1989 Mr. Brenner has served as President of Cedar Point Partners, a private equity investment partnership. Mr. Brenner earned a B.A. from Yale University and a M.B.A. from Stanford University.

   William F. Flatley, Director. Mr. Flatley has served as one of our directors since November 1996. Since July 1997, he has served as the President and Chief Executive Officer of Executive Health Group, a provider of preventive healthcare services to corporations. From 1980 to December 1994, he held a number of senior management positions with Bristol-Myers Squibb Corporation, a pharmaceutical company, including President of a multi-division medical device business, the Health Care Group, and President of the Drackett Company, a household product manufacturer. Mr. Flatley retired from Bristol-Myers Squibb at the end of 1994 but continued to provide the company with certain consulting services after his retirement. Mr. Flatley obtained a B.S. from Villanova University and a M.B.A. from the Wharton School of the University of Pennsylvania.

   Kenneth N. Kermes, Director. Mr. Kermes has served as one of our directors since February 1997. Since April 2000, Mr. Kermes has served as President, Chief Executive Officer of Brown & Sharpe Manufacturing Company, a NYSE listed manufacturer of measuring systems used in the automotive, aircraft manufacturing and industrial equipment industries. He also continues as a partner in Sea View Capital, LLC, a Providence, RI based private equity investment company. Prior to that, he served as a principal of Riparian Partners Limited and Bay View Equity Partners, two related investment banking and private equity investment partnerships. He served as Vice President of Business and Finance for the University of Rhode Island from December 1994 to June 1998 and as Chief Financial Officer for SmithKline Beecham Corporation from October 1986 to July 1989 and as Senior Vice President and Group Director of Corporate Development from July 1989 to 1991. From 1991 to 1994, Mr. Kermes was a consultant and an investor in the venture capital industry. Mr. Kermes obtained a B.A. from Amherst College and attended the New York University Graduate School of Business and the Harvard Business School Advanced Management Program. In addition to Careside, Mr. Kermes serves as director of four private, closely held manufacturing companies in the Northeast.

   C. Alan MacDonald, Director. Mr. MacDonald has served as one of our directors since November 1996. Since July 1999, Mr. MacDonald has served as President of the Club Management Co., LLC. From October 1997, he served as a Managing Director of Directorship, Inc., a consulting firm specializing in corporate governance issues. He served as General Partner of the Marketing Partnership, Inc., a full service marketing consulting firm, from January 1995 to July 1997 and as an acquisitions consultant with the Noel Group, a venture capital firm, from July 1994 to December 1994. In addition, he served as Chairman and Chief Executive Officer of Lincoln Snacks Co., a caramelized popcorn snack company, from September 1992 to July 1994. Mr. MacDonald holds a B.S. in Hotel Administration from Cornell University and is a member of the Cornell Society of Hotelmen and the Dean's Advisory Committee at Cornell Hotel School. Mr. MacDonald is also a director of Lincoln Snacks Co., Lord Abbett,
J. B. Williams, Fountainhead Water Co. and SAMCO.

   Diana J. Mackie, Director. Ms. Mackie has served as one of our directors since February 1997. From January 24 until December 27, 2000, Ms. Mackie accepted a special assignment to co-lead the merger integration process for GlaxoSmithKline (GSK). She is now Vice President Switch and New Innovations at GSK. From June 1999 to January 2000, she held the position of Vice President and Director, Category Management, Dermatologicals, Phytomedicines and Vitamins at SmithKline Beecham Consumer Healthcare (SBCH). From November 1996 to May 1999, she held various positions of Vice President at SmithKline Beecham Healthcare Services where her responsibilities included developing business plans, long-range strategy and negotiating external alliances and investments. From March 1996 to November 1996, she was General Manager of Diversified Prescription Delivery, a pharmaceutical mail services company and a wholly owned subsidiary of Diversified Pharmaceutical Services, a pharmaceutical benefit management group. Prior to March 1996, she served as Vice President in a variety of strategy or corporate development positions for SmithKline Beecham. Ms. Mackie holds a B.S. in Chemistry from the University of Illinois, a M.B.A. from The Massachusetts Institute of Technology Sloan School of Management and a M.S. in Polymer and Fiber Engineering from The Massachusetts Institute of Technology.

 Other Key Employees

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

   Grant Frazier, Vice President--Marketing. Mr. Frazier has served as our Vice President--Marketing since November 1999. Prior to joining us, Mr. Frazier served as Vice President--Marketing & Business Development at Mobile Technology Inc., a provider of magnetic resonance imaging, lithotripsy and cancer therapy services. Mr. Frazier joined MTI in December 1991 and was responsible for developing the first mobile radiation therapy cancer care service deployed within the United States. He led this strategic business unit until August 1998 before assuming his corporate marketing and business development responsibilities. Mr. Frazier holds a B.S. in Industrial Engineering from Stanford University and a M.B.A. from UCLA's Anderson School of Management.

   George M. Saiz, Vice President--Manufacturing. Mr. Saiz has served as our Vice President-- Manufacturing since January 2001. Prior to joining us, Mr. Saiz served from 1998 as Vice President & General Manager for Micro Motors, a private label supplier of powered and electronic devices for the specialty surgical and dental markets. From 1988 to 1998, he held general and operations management positions with the Shutt Medical Technologies division of Linvatec and the Hall Surgical division of Zimmer, both Bristol-Myers Squibb companies. His manufacturing experience at these companies included implants, power and hand equipment, electronic controllers and disposables. Mr. Saiz has a BS Business Administration from West Coast University and a MBA from University of La Verne.

Classified Board of Directors

   The Board of Directors is divided into three classes. In 2000, each class contained three directors. Directors within each class are elected to serve three-year terms and one-third of the directors sit for election at each annual meeting of our stockholders. Mr. Smith resigned from the Board at the end of 2000. In addition, Dr. Grove and Mr. Koch ceased to be voting directors in early 2001, though they continue to attend all meetings of the Board. The Board thus contracted to six directors in January 2001. Mr. Flatley and Ms. Mackie serve in the class whose term expires in 2001. Mr. Stoughton, Mr. Brenner and Mr. MacDonald serve in the class whose term expires in 2002, and Mr. Kermes serves in the class whose term expires in 2003. A proposal to be voted on at our annual shareholders' meeting would extend Mr. Brenner's term to 2003, making each class contain two directors. A classified board of directors may have the effect of deterring or delaying any attempt by any group to obtain control of us by a proxy contest since such third party would be required to have its nominees elected at two separate annual meetings of our Board of Directors in order to elect a majority of the members of our Board of Directors.

   Information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement is incorporated herein by reference in response to this Item 10.

ITEM 11. EXECUTIVE COMPENSATION

   The information contained in the section titled "Executive Compensation" in the Proxy Statement, with respect to executive compensation, and the information contained in the section entitled "Director Compensation" in the Proxy Statement, with respect to director compensation, is incorporated herein by reference in response to this Item 11.

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

   (2) Financial Statement Schedules--none applicable

   Other financial statement schedules are not included because they are not required or the information is otherwise shown in the financial statements or notes thereto.

   (3) Exhibits

 Exhibit
   No.                                 Description
 -------                               -----------
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

 3.4+    Certificate of Designations of Series B Convertible Preferred Stock

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

 4.9**   New Note issued to S.R. One, Limited dated as of June 21, 1999

 4.11*** Securities Purchase and Subscription Agreement dated as of March 8,
         2000 by and between  Careside, Inc. and Purchasers

 4.12*** Warrant Agreement dated as of March 8, 2000 by and between Careside,
         Inc. and H. C. Wainwright  & Co., Inc. (including Warrant certificate)

 4.13*** Contingent Warrant Agreement dated as of March 8, 2000 by and between
         Careside, Inc. and  Purchasers (including Form of Warrant)

 4.14+ Securities Purchase Agreement dated as of September 13, 2000 by and between RoyCap, Inc. and Careside, Inc.

 Exhibit
   No.                                 Description
 -------                               -----------
  4.15+   Series B Convertible Preferred Warrant issued to RoyCap, Inc. on
          September 13, 2000

  4.16+   Warrant Agreement by and between RoyCap, Inc. and Careside, Inc.
          dated as of  September 13, 2000 (including Warrant Certificate)

  4.17+   Common Stock Purchase issued to RoyCap, Inc. on September 13, 2000

  4.18+   Warrant Agreement By and between Brighton Capital, Ltd. and Careside,
          Inc. dated as of  September 13, 2000 (including Warrant Certificate)

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

 10.11*** Registration Rights Agreement dated as of December 17, 1998 by and between Careside, Inc. and S.R. One, Limited

 10.37**  Securities Conversion Agreement dated as of June 14, 1999 between
          S.R. One, Limited and  Careside, Inc.

 10.38** Form of Amended and Restated Registration Rights Agreement dated as of June 21, 1999 between S.R. One, Limited and Careside, Inc.

 24.1     Power of Attorney (included on signature the signature page hereof)

--------
   * Incorporated herein by reference to Careside's current report on Form 8-K filed on December 22, 1999.

  ** Incorporated herein by reference to Careside's Quarterly Report on Form
     10-Q for the quarterly period ended June 30, 1999 filed on August 13, 1999.

 *** Incorporated herein by reference to the Registration Statement on Form S-
     1 of Careside, Inc., as amended. Registration No. 333-69207.

**** Incorporated herein by reference to Careside's Annual Report on Form 10-
     K/A filed on March 31, 2000.

   + Incorporated herein by reference to the Registration Statement on Form S-
     3 of Careside, Inc. filed on September 27, 2000. Registration No. 333-
     46746.

   (b) Reports on Form 8-K.

   A report on Form 8-K was filed on December 7, 1999 reporting the Company's acquisition of Texas International Laboratories, Inc. on December 7, 1999. An amendment to that 8-K was filed on February 22, 2000, reporting Item 7 Financial Information.

   A report on Form 8-K was filed on January 28, 2000 reporting that the Company issued a press release announcing a proposed equity private placement.

   A report on Form 8-K was filed on April 20, 2000 reporting that the Company issued press releases announcing that it had completed the equity private placement previously discussed on January 28, 2000.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Culver City, California, on the 29th day of March, 2001.

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

             Signature                           Title                  Date
             ---------                           -----                  ----


    /s/ W. Vickery Stoughton         Chairman of the Board and     March 29, 2001
____________________________________  Chief Executive Officer
        W. Vickery Stoughton          (Principal Executive
                                      Officer)

       /s/ James R. Koch             Chief Financial Officer,      March 29, 2001
____________________________________  Treasurer, Executive Vice
           James R. Koch              President (principal
                                      financial and accounting
                                      officer)

     /s/ Anthony P. Brenner          Director                      March 29, 2001
____________________________________
        Anthony P. Brenner


     /s/ William F. Flatley          Director                      March 29, 2001
____________________________________
         William F. Flatley


     /s/ Kenneth N. Kermes           Director                      March 29, 2001
____________________________________
         Kenneth N. Kermes


     /s/ C. Alan MacDonald           Director                      March 29, 2001
____________________________________
         C. Alan MacDonald
      /s/ Diana J. Mackie            Director                      March 29, 2001
____________________________________
          Diana J. Mackie

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Careside, Inc.:

   We have audited the accompanying consolidated balance sheets of Careside, Inc. (a Delaware corporation) as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Careside, Inc. as of December 31, 1999 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

   The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has accumulated a significant deficit that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

                                          Arthur Andersen LLP

Los Angeles, California
March 23, 2001

                                 CARESIDE, INC.

            CONSOLIDATED BALANCE SHEETS--DECEMBER 31, 1999 AND 2000

                                                        1999          2000
                                                    ------------  ------------
                      ASSETS
                      ------
Current Assets:
  Cash and cash equivalents........................ $  4,905,440  $  1,789,259
  Accounts receivable, net of allowance of $0 in
   1999 and $53,670 in 2000........................       78,046       104,132
  Inventory........................................      548,623     2,698,351
  Prepaid expenses and other.......................      102,615       173,520
                                                    ------------  ------------
    Total current assets...........................    5,634,724     4,765,262
                                                    ------------  ------------
Property and Equipment, net of accumulated
 depreciation of $1,846,275 in 1999 and $4,212,593
 in 2000...........................................    5,939,186     5,643,028
Deferred Offering Costs............................        2,318           --
Deposits and Other.................................       15,000        23,974
Goodwill, net of accumulated amortization of
 $36,577 in 1999, and $566,276 in 2000.............    2,798,170     2,231,221
                                                    ------------  ------------
                                                    $ 14,389,398  $ 12,663,485
                                                    ============  ============

       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------

Current Liabilties:
  Current portion of long-term debt................ $  2,316,192  $  2,519,946
  Current portion of obligation under capital
   lease...........................................       11,006        12,650
  Accounts payable.................................      844,904     1,456,652
  Accrued expenses.................................      886,260       420,504
  Accrued interest.................................      156,493       333,918
                                                    ------------  ------------
    Total current liabilties.......................    4,214,855     4,743,670
                                                    ------------  ------------
Long-Term Debt, net of current portion.............    1,059,876     1,192,418
                                                    ------------  ------------
Obligation Under Capital Lease, net of current
 portion...........................................       35,835        23,185
                                                    ------------  ------------
Manditorily Redeemable Series B Convertible
 Preferred Stock 0 and 290 shares issued and
 outstanding at December 31, 1999 and 2000,
 respectively......................................          --      1,054,030

Stockholders' Equity:
  Preferred stock, $.01 par value: 5,000,000 shares
   authorized--Series A Convertible Preferred
   162,914 and 0 shares issued and outstanding at
   December 31, 1999 and 2000, respectively........        1,629           --
  Common stock, $.01 par value:
   50,000,000 shares authorized--7,609,581 and
   10,590,191 shares issued and outstanding at
   December 31, 1999 and 2000, respectively........       76,095       105,901
  Additional paid-in capital.......................   37,496,984    50,743,642
  Accumulated Deficit..............................  (28,495,876)  (45,199,361)
                                                    ------------  ------------
    Total stockholders' equity.....................    9,078,832     5,650,182
                                                    ------------  ------------
                                                    $ 14,389,398  $ 12,663,485
                                                    ============  ============

 The accompanying notes are an integral part of these consolidated statements.

                                 CARESIDE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                          For the Year Ended December 31,
                                       ---------------------------------------
                                          1998          1999          2000
                                       -----------  ------------  ------------
Net Sales............................  $       --   $     60,956  $    741,039
Cost of Sales........................          --         30,566     1,001,097
                                       -----------  ------------  ------------
    Gross Profit (Loss)..............          --         30,390      (260,058)
Operating Expenses:
  Research and development--
   products..........................    8,297,974     8,252,081     9,073,391
  Research and development--
   software..........................          --        313,400       898,256
  Selling and marketing..............      249,000     1,204,548     3,657,072
  General and administrative.........      601,129     1,134,900     2,124,264
  Goodwill amortization..............          --         36,577       566,949
                                       -----------  ------------  ------------
    Operating Loss...................   (9,148,103)  (10,911,116)  (16,579,990)
Other income(expense):
  Interest Income....................      234,089       291,008       371,781
  Interest Expense...................      (22,275)     (970,525)     (495,276)
                                       -----------  ------------  ------------
    Net Loss.........................   (8,936,289)  (11,590,633)  (16,703,485)
Preferred stock dividends on Series A
 & B.................................          --        (55,201)      (68,684)
Accreted dividend on Series B........          --            --        (83,028)
Beneficial conversion feature on
 Series B............................          --            --        (84,044)
                                       -----------  ------------  ------------
Net loss available to common
 stockholders........................  $(8,936,289) $(11,645,834) $(16,939,241)
                                       -----------  ------------  ------------
Basic and Diluted Net Loss per Common
 Share...............................  $     (1.93) $      (1.88) $      (1.92)
Shares used in Computing Basic and
 Diluted Net Loss per Common Share...    4,629,916     6,210,496     8,800,171
                                       -----------  ------------  ------------



 The accompanying notes are an integral part of these consolidated statements.

                                 CARESIDE, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                             Common Stock     Preferred Stock    Additional                     Total
                          ------------------- -----------------    Paid-in    Accumulated   Stockholders'
                            Shares    Amount   Shares   Amount     Capital      Deficit        Equity
                          ---------- -------- --------  -------  -----------  ------------  -------------
Balance, December 31,
 1997...................   3,365,400 $ 33,654      --   $   --   $10,372,907  $ (7,968,954) $  2,338,612
Shares issued in
 connection with private
 placement, net.........   1,701,225   17,012      --       --    10,180,959           --     10,197,971
Shares issued in
 connection with
 exercise of stock
 options................      17,715      177      --       --       119,565           --        119,742
Issuance of warrants in
 conjunction with bridge
 financing..............         --       --       --       --       330,114           --        330,114
Net loss................         --       --       --       --           --     (8,936,289)   (8,936,289)
                          ---------- -------- --------  -------  -----------  ------------  ------------
Balance, December 31,
 1998...................   5,084,340   50,843      --       --    21,003,545   (16,905,243)    4,149,145
Shares issued in
 connection with initial
 public offering, net...   2,000,000   20,000      --       --    12,340,788           --     12,360,788
Issuance of Series A
 Preferred stock in
 exchange for bridge
 debt...................         --       --   162,914    1,629    1,036,946           --      1,038,575
Issuance of warrant with
 bridge conversion......         --       --       --       --       289,801           --        289,801
Accrued Series A
 Preferred dividend.....         --       --       --       --       (55,201)          --        (55,201)
Shares issued in
 connection with
 acquisition of Texas
 International
 Laboratories, Inc. ....     521,739    5,217      --       --     2,864,348           --      2,869,565
Shares issued in
 connection with ESPP...       3,502       35      --       --        16,757           --         16,792
Net loss................         --       --       --       --           --    (11,590,633)  (11,590,633)
                          ---------- -------- --------  -------  -----------  ------------  ------------
Balance, December 31,
 1999...................   7,609,581   76,095  162,914    1,629   37,496,984   (28,495,876)    9,078,832
Shares issued in
 connection with private
 placements, net........   2,510,570   25,105      --       --    12,603,565           --     12,628,670
Shares issued in
 connection with
 exercise of stock
 options................       1,154       12      --       --            48           --             60
Accrued Series A
 Preferred dividend.....         --       --       --       --       (51,787)          --        (51,787)
Accrued Series B
 Preferred dividend.....         --       --       --       --       (16,897)          --        (16,897)
Accreted Series B
 Preferred dividend.....         --       --       --       --       (83,028)          --        (83,028)
Shares issued in
 connection with ESPP...      30,454      305      --       --       102,963           --        103,268
Conversion of Series A
 Preferred and accrued
 and unpaid dividends...     179,696    1,797 (162,914)  (1,629)     106,820           --        106,988
Issuance of warrants in
 connection with Series
 B Preferred Stock......         --       --       --       --       530,986           --        530,986
Shares issued in
 connection with the
 conversion of the
 Series B Preferred.....     128,259    1,283      --       --        53,992           --         55,275
Shares issued in
 connection with
 cashless exercise of
 stock warrant..........         385        4      --       --            (4)          --            --
Shares issued in
 connection with
 exercise of contingent
 stock warrants.........     130,092    1,300      --       --           --            --          1,300
Net loss................         --       --       --       --           --    (16,703,485)  (16,703,485)
                          ---------- -------- --------  -------  -----------  ------------  ------------
Balance, December 31,
 2000...................  10,590,191 $105,901      --   $   --   $50,743,642  $(45,199,361) $  5,650,182
                          ========== ======== ========  =======  ===========  ============  ============

 The accompanying notes are an integral part of these consolidated statements.

                                 CARESIDE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          For the Year Ended December 31,
                                       ---------------------------------------
                                          1998          1999          2000
                                       -----------  ------------  ------------
Operating Activities:
  Net loss............................ $(8,936,289) $(11,590,633) $(16,703,485)
  Adjustments to reconcile net loss to
   net cash used in operating
   activities:
    Depreciation and amortization.....     367,231     1,357,488     2,933,268
    Amortization of debt discount.....      20,960       309,154           --
    Noncash interest expense..........         --        289,801           --
  Changes in operating assets and
   liabilties:
    Accounts receivable...............         --        (73,446)      (26,086)
    Inventory.........................         --       (472,123)   (2,149,728)
    Prepaid expenses and other........     (25,118)      (20,442)      (70,905)
    Deposits and other................      80,067         2,700        (8,974)
    Accounts payable..................     876,904       (72,942)      611,748
    Accrued expenses..................     (49,192)      670,621      (425,220)
    Accrued interest..................         --        195,068       177,425
                                       -----------  ------------  ------------
      Net cash used in operating
       activities.....................  (7,665,437)   (9,404,754)  (15,661,957)
                                       -----------  ------------  ------------
Investing Activities:
  Purchases of property and
   equipment..........................  (2,005,463)   (3,820,634)   (2,070,160)
  Cash acquired in purchase of Texas
   International Laboratories, Inc....         --            118           --
                                       -----------  ------------  ------------
      Net cash used in investing
       activities.....................  (2,005,463)   (3,820,516)   (2,070,160)
                                       -----------  ------------  ------------
Financing Activities:
  Proceeds from borrowings under long-
   term debt..........................   2,541,084     2,058,831       795,456
  Payments on long-term debt..........         --       (223,847)     (459,160)
  Payments on capital lease
   obligation.........................         --         (6,139)      (11,006)
  Deferred offering costs.............    (498,443)       (2,318)        2,318
  Net Proceeds from the issuance of
   preferred and common stock.........  10,317,713    12,377,580    14,288,328
                                       -----------  ------------  ------------
      Net cash provided by financing
       activities.....................  12,360,354    14,204,107    14,615,936
Net Increase (Decrease) in Cash and
 Cash Equivalents.....................   2,689,454       978,837    (3,116,181)
Cash and Cash Equivalents, beginning
 of period............................   1,237,149     3,926,603     4,905,440
                                       -----------  ------------  ------------
Cash and Cash Equivalents, end of
 period............................... $ 3,926,603  $  4,905,440  $  1,789,259
                                       ===========  ============  ============

 The accompanying notes are an integral part of these consolidated statements.

                                CARESIDE, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Careside

 Background

   Careside, Inc. ("Careside" or "the Company") is focused on designing products intended to perform routine diagnostic blood tests in doctors' offices, hospital rooms, patient homes or anywhere a patient is receiving medical attention. Careside's first product in development is a compact portable device with related disposables that performs chemistry, electrochemistry, immunochemistry and coagulation testing.

   In December 1999, Careside completed an acquisition of Texas Instrument Laboratories, Inc. ("TIL") and merged TIL into a newly formed, wholly-owned subsidiary, Careside Hematology. TIL manufactured hematology products used primarily in veterinary applications.

 Risks and Liquidity

   Careside was incorporated in July 1996 to acquire an ongoing, point-of-care ("POC") testing, development-stage product from SmithKline Beecham Corporation and its affiliates ("SmithKline") and to complete the development of and to manufacture, market and distribute POC diagnostic products. In the fourth quarter of 2000, Careside had substantially completed the initial development efforts of the Company's core product and began generating sales and increasing its focus on marketing efforts. In 1998, 1999 and for the nine months ended September 30, 2000, Careside was considered a development stage enterprise. Since its inception, Careside has generated minimal revenues and incurred significant losses. Careside anticipates incurring additional losses over at least the next year, and such losses are expected to increase as Careside expands its marketing activities. The accompanying consolidated financial statements have been prepared in conformity with principles of accounting applicable to a going concern. These principles contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements for the year ended December 31, 2000, the Company incurred a net loss of $16,703,485, has used cash for operating activities of $15,661,957 and has an accumulated a deficit of $45,199,361. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Additional financing will be needed by Careside to fund its operations. In addition, the ability of Careside to commercialize its products will depend on, among other things, the relative cost to the customer of Careside's products compared to alternative products, its ability to obtain necessary regulatory approvals and to manufacture the products in accordance with Good Manufacturing Practices, and its ability to market and distribute its products. The Company's failure to raise capital on acceptable terms could have a material adverse effect on its business, financial condition or results of operations. There can be no assurance that Careside's future product enhancements will receive regulatory clearance, that the Company will be able to obtain additional financing, be profitable in the marketplace, or will be able to repay its current debt obligations.

2. Summary of Significant Accounting Policies

 Principles of Consolidation

   The consolidated financial statements include the accounts of Careside and Careside Hematology. Intercompany accounts and transactions are eliminated in consolidation.

 Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

                                CARESIDE, INC.

 Cash and Cash Equivalents

   All highly liquid investments with an original maturity of three months or less are presented as cash equivalents in the accompanying consolidated financial statements.

 Inventory

   Inventories are stated at the lower of cost or market with cost determined on a first-in, first-out basis, and are summarized as follows:

                                                               December 31,
                                                            -------------------
                                                              1999      2000
                                                            -------- ----------
   Raw materials........................................... $369,937 $1,163,593
   Work in process.........................................   48,620    126,111
   Finished goods..........................................  130,066  2,036,265
   Reserve for excess and obsolescence.....................      --    (627,618)
                                                            -------- ----------
                                                            $548,623 $2,698,351
                                                            ======== ==========

 Property and Equipment

   Property and equipment are stated at cost. Property and equipment capitalized under capital leases are recorded at the present value of the minimum lease payments due over the lease term. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets or the lease term, whichever is shorter. The Company uses lives of two to nine years for laboratory equipment and manufacturing equipment and three to ten years for office equipment. Leasehold improvements generally are amortized over the remaining life of the lease.

 Goodwill

   Goodwill represents the excess of the purchase price and related costs over the value assigned to the tangible net assets of TIL. Goodwill is being amortized on a straight line basis over five years. Periodically, the Company reviews the recoverability of goodwill. The measurement of possible impairment is based primarily on the ability to recover the balance of goodwill from expected future operating cash flows on an undiscounted basis. In management's opinion, no impairment exists at December 31, 2000.

 Long-Lived Assets

   The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or a group of assets may not be recoverable. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying amount of the asset exceeds fair value. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required. The Company has not recorded an impairment loss in any period presented.

 Fair Value of Financial Instruments

   Cash equivalents are reflected in the accompanying consolidated financial statements at fair value due to the short-term nature of those instruments. The carrying amount of long-term debt approximates fair value on the balance sheet dates based on borrowing rates currently available to the Company for loans with similar terms and maturities.

                                CARESIDE, INC.

 Revenue Recognition

   The Company recognizes revenue for sales of test cartridges and hematology products upon shipment. Revenue from analyzers is recognized upon the later date of shipment or customer acceptance, when applicable.

   The Company has entered into sales agreements with leasing companies whereby the Company sells its products directly to the leasing company, who then leases the products to the end user. Sales to the leasing company are on a non-recourse basis and are recognized at the later date of shipment or customer acceptance, when applicable.

 Warranty

   The Company outsources the manufacture of its Analyzer to a third party who warrantees the Analyzers for 30 months from the date of shipment to the Company. Careside offers a 24 month warranty to the customer. Procedures have been put in place to assure no system will be shipped with less than a remaining 24 month warranty. As such, no provision for warranty has been recorded for the years ended December 31, 1998, 1999 and 2000.

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

 Accounting for Stock-Based Compensation

   The Company applies Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its stock options. The Company follows the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," which permits pro forma disclosure of the net loss using a fair value-based method of accounting for employee stock option plans (see Note 11).

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

                                CARESIDE, INC.

 Reclassifications

   Certain prior year amounts have been reclassified to conform to the current year presentation.

 Recently Issued Pronouncements

   In June 1999, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not believe that implementation of SFAS No. 133 and SFAS No. 137 will have a material impact.

3. Concentration of Risk

   In 2000, the Company had sales to three customers that were individually greater than 10 percent of net sales. Combined, these three customers amounted to 38 percent of net sales and 25 percent of accounts receivable at December 31, 2000.

4. Property and Equipment

                                                           December 31,
                                                      ------------------------
                                                         1999         2000
                                                      -----------  -----------
   Laboratory equipment.............................. $ 3,865,507  $ 4,607,144
   Manufacturing equipment...........................   3,233,301    4,357,105
   Computer and office equipment.....................     315,414      513,258
   Leasehold improvements............................     371,239      378,114
                                                      -----------  -----------
                                                        7,785,461    9,855,621
   Less--Accumulated depreciation and amortization...  (1,846,275)  (4,212,593)
                                                      -----------  -----------
                                                      $ 5,939,186  $ 5,643,028
                                                      ===========  ===========

   At December 31, 2000, Careside had analyzers with a cost of $1,056,000 and a net book value of $425,400 included in laboratory equipment and computer and office equipment. These analyzers are used for testing purposes, as design reference units, in research and development activities and for sales and marketing demonstrations.

   Depreciation and amortization expense for the years ended December 31, 1998, 1999 and 2000, was $367,231, $1,357,488 and $2,933,268, respectively.

5.  Income Taxes

   Deferred income tax assets or liabilities are computed based on the temporary differences between the financial statement and income tax bases of assets and liabilities using the enacted marginal income tax rate in effect for the year in which the differences are expected to reverse. Realization of the net deferred tax assets is dependent on generating sufficient taxable income during the periods in which temporary differences will reverse. The amount of the net deferred tax assets considered realizable, however, could be adjusted in the near term if estimates of future taxable income during the reversal periods are revised. Deferred income tax expenses or credits are based on the changes in the deferred income tax assets or liabilities from period to period. At December 31, 2000, the Company had net operating loss carryforwards for federal income tax purposes of approximately $33,634,347. In addition, the Company has federal research and development credit carryforwards

                                CARESIDE, INC.

of approximately $1,047,937. The net operating loss and credit carryforwards begin to expire in 2011 and are subject to review and possible adjustment by the Internal Revenue Service. The Tax Reform Act of 1986 contains provisions that may limit the net operating loss carryforwards available to be used in any given year in the event of significant changes in ownership interests. The Company experienced such changes in ownership upon the closing of its 1997 and 2000 private placements. The Company does not believe these changes in ownership will have a material impact on its ability to utilize its net operating loss and tax credit carryforwards. There can be no assurance that ownership changes in future periods will not significantly limit the Company's ability to use existing or future net operating loss or tax credit carryforwards.

   The components of the deferred income tax assets are as follows:

                                                          December 31,
                                                    --------------------------
                                                        1999          2000
                                                    ------------  ------------
   Net operating loss carryforwards................ $  7,612,306  $ 14,408,954
   Research and development credit carryforwards...    1,115,120     1,403,593
   Capitalized research and development............    2,152,254     1,840,084
   Start-up costs..................................    1,570,460     1,358,515
   Accruals........................................       18,569       124,389
   Depreciation and amortization...................      783,964     1,219,365
   Deferred rent...................................       31,365        53,619
   Inventory reserve...............................          --        304,389
   State tax benefit...............................     (319,686)     (343,803)
   Valuation allowance.............................  (12,964,352)  (20,369,105)
                                                    ------------  ------------
                                                    $        --   $        --
                                                    ============  ============

   Due to the uncertainty surrounding the realization of the deferred tax asset, the Company has provided a valuation allowance against the entire asset.

6. Common Stock Placements

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

                                CARESIDE, INC.

they are called. They are callable at $0.05 per warrant upon 30 days written notice if the common stock trades for ten consecutive days at a price equal to or exceeding $14.00 per share.

   In March 2000, the Company sold 1,184,091 shares of common stock in a private placement for $8.77 per share resulting in net proceeds of $9,544,488, net of $840,000 of cash offering costs. The $8.77 per share was at a discount of 20 percent from the average closing price for the twenty days prior to the initial closing date of the sales. The placement agent received warrants to purchase 101,305 shares of Careside's common stock at $8.77 per share. In connection with the sale, the Company issued the investors and the placement agent contingent warrants for nominal value exercisable into 154,246 shares of the Company's common stock at an exercise price of $0.01 per share. The contingent warrants were exercisable upon certain conditions and expired on December 15, 2000. During the third quarter, the conditions triggering the exercisabiltiy of these contingent warrants were met. A total of 130,092 warrants were exercised and converted to 130,092 shares of common stock and the remainder expired. The estimated fair value of the 101,305 and the 154,246 warrants, computed using the Black-Scholes option pricing model were $971,804 and $1,996,697 respectively. These amounts were offset against the proceeds of the offering and credited to additional paid-in capital.

   In November and December 2000, the Company sold 1,326,479 shares of common stock to an existing investor for an average price of $2.56 per share, at 90 percent of fair market value, resulting in net proceeds of $3,084,203, net of $313,624 of cash offering costs. In conjunction with the placement, warrants to purchase an aggregate of 66,324 shares of common stock were issued with an average exercise price of $2.56. The estimated fair value of these warrants, computed using the Black-Scholes option pricing model was $101,638. This amount was offset against the proceeds and credited to additional paid-in capital.

7. Preferred Stock

   In June 1999, the Company exchanged $1,038,575 of bridge financing and unpaid interest (see Note 9) for 162,914 shares of Series A Convertible Preferred Stock. In July 2000, this Preferred Stock in the amount of 162,914 and its accrued, unpaid dividends in the amount of 16,782 shares were converted into a unit consisting of 179,696 shares of common stock and a warrant to purchased 179,696 additional shares of common stock at $9.00 per share.

   During 2000, the Company sold 150 shares of Series B Convertible Preferred Stock to an investor for net proceeds of $615,030, net of expenses of $134,970. In connection with this sale, the Company issued a warrant to the investor to purchase 200 additional shares of Series B Preferred Stock at an exercise price of $5,000 per share. This warrant was exercised in November 2000 resulting in gross proceeds of $1,000,000.

   The sale of Series B Convertible Preferred Stock also included the placement of callable two year warrants for up to 4,000,000 shares of common stock at an exercise price of $14.00; however if the warrant is exercised in response to a Company call, then the exercise price will be the lesser of $14.00 per share or 95% of the average closing price of the stock for the two day period immediately after the date of the notice of the call from the Company.

   The sale also included a warrant to the placement agent to purchase 25,000 shares of common stock at an exercise price of $5.63 per share, or 120% of the closing price on the date prior to the sale. The warrant expires on September 13, 2005.

   The placement agent for the Series B Converible Preferred Stock received a warrant to purchase 50,000 shares of common stock at an exercise price of $5.63 per share. The warrant expires on September 13, 2005.

                                CARESIDE, INC.

   The Series B Convertible Preferred Stock has a stated value equal to $5,000 per share and is entitled to an annual five percent (5%) dividend payable, as declared by the board of directors, payable in cash, additional shares of Series B Preferred, or any combination of the two. Accrued and unpaid dividends were $66,451 at December 31, 2000. The Series B Preferred has a liquidation preference over the Common Stock, but ranks junior to the Series A Convertible Preferred Stock with respect to rights on liquidation, dissolution or winding up. The liquidation preference is equal to the stated value of the Series B Preferred Stock, plus all accrued and unpaid dividends. Each share of Series B Preferred Stock has one vote on all matters to be voted on by the holders of the Common Stock and will vote with the holders of the Common Stock as one voting group. The Series B Preferred Stock has the right to vote as a separate class pursuant to applicable law and on any action limiting the preferences or rights of the Series B Preferred Stock, reclassifying the Common Stock or any other capital stock ranking junior to the Series B Preferred Stock into any class of security ranking senior to or the same as the Series B Preferred Stock, or increasing the authorized number of shares of Series B Preferred Stock.

   Each share of Series B Preferred Stock is convertible at the option of the holder at any time before September 13, 2002 into a number of shares of Common Stock equal to the stated value of $5,000 (plus all accrued and unpaid dividends thereon) divided by the lower of (a) the average of the lowest ten closing sales prices within the last thirty days prior to the date the holder delivers a notice exercising his or her right to convert and (b) $5.48. In October and November 2000, 60 shares of Series B Preferred Stock, plus accrued and unpaid dividends totaling $2,233 were converted to 128,259 shares of common stock. The holder may only convert a number of shares of Series B Preferred Stock such that the aggregate number of shares of Common Stock issued to the holder after such conversion of the Series B Preferred Stock and as a result of all prior conversions of Series B Preferred Stock, do not, when aggregated with the number of shares of Common Stock previously issued, or then issuable pursuant to an exercise notice received, upon exercise of the warrant to purchase up to 4,000,000 shares of common stock discussed above, exceed 1,797,631 shares of Common Stock (which number will be adjusted for stock splits and similar events) in violation of Section 713 of the Listing Standards of the American Stock Exchange, unless and until the shareholders of Careside have approved such aggregate issuance of Common Shares in excess of 1,797,631.

   The Company has the right to redeem the Series B Preferred Stock, pro rata among all the holders of the Series B Preferred Stock, at any time upon notice to the shareholders for a per share amount equal to $5,750 plus all accrued and unpaid dividends per share redeemed. The shareholders must be given a minimum of thirty days notice before the date of redemption. During that period, the holders may elect to convert such holder's Series B Preferred stock into Common Shares equal to the Series B Stated Value of $5,000 plus all accrued and unpaid dividends, divided by the lower of (a) the average of the lowest ten closing sales prices within the last thirty days prior to the date of notice and (b) $5.475.

   At September 13, 2002, any shares of Series B Preferred Stock not converted to common stock must be purchased by the Company at stated value, plus any accrued and unpaid dividends. Due to this mandatory redemption feature, the Series B Preferred Stock is classified as mezzanine financing.

   At the date of sale, the conversion feature for the 150 shares was beneficial to the investor because if it was exercised, it could have resulted in proceeds to the investor in excess of the original purchase price of the 150 shares allocated to the Series B Preferred Stock after allocations to warrants. The beneficial conversion feature was recorded as an $84,044 non-cash charge against the preferred proceeds. This non-cash charge was recorded as a dividend to preferred stockholders in the computation of earnings per share.

   The estimated relative fair value of the warrants to purchase 200 shares of Series B Preferred Stock, up to 4,000,000 shares of common stock, 25,000 shares of common stock and 50,000 shares of common stock was $12,626, $495,601, $9,327 and $13,362 respectively. These amounts were offset against the net proceeds of sale and resulted in an allocation of the remaining net proceeds of $84,044 to the Series B Preferred. Since the

                                CARESIDE, INC.

Series B Preferred is mandatorily redeemable at the option of the holder, the carrying value of shares not converted to common stock must be accreted as a non-cash dividend to preferred stockholders up to the redemption value of $5,000 per share on a straight line basis through September 13, 2002. The non-cash accreted dividend recorded through December 31, 2000 was $83,028.

8. Purchase of Texas Instrument Laboratories, Inc.

   In December 1999, Careside acquired all of the outstanding common stock of TIL in exchange for 521,739 shares of Careside's common stock. TIL was then merged into Careside's newly formed, wholly-owned subsidiary, Careside Hematology. The transaction was accounted for using the purchase method of accounting. Careside acquired substantially all assets of TIL for $2,869,565, which represented the market value of the 521,739 shares of common stock on the date of acquisition. The excess of the purchase price over the book value of TIL was recorded as goodwill in the amount of $2,834,747. Goodwill will be amortized over a five-year period. Amortization expense was $36,577 in 1999 and $566,949 in 2000.

   The following unaudited proforma results of operations for the years ended December 31, 1998 and 1999 have been prepared as if the acquisition of TIL occurred on January 1, 1998:

                                                      Years Ended December 31,
                                                      -------------------------
                                                         1998          1999
                                                      -----------  ------------
                                                            (unaudited)
   Revenue........................................... $   285,856  $    321,823
   Net loss..........................................  (9,532,870)  (12,103,215)
   Net loss available to common stockholders.........  (9,532,870)  (12,158,416)
   Basic and diluted loss per common share...........       (1.85)        (1.81)

9. Related Party Transactions

   In December 1998, Careside entered into an agreement with an affiliate of SmithKline for up to $3,000,000 of bridge financing. In 1999, $1,000,000 of this debt, plus $38,575 of accrued and unpaid interest was converted to Series A Preferred Stock (see Note 7).

   In 1999, the Careside entered into an agreement with Advanced Medical Information Technologies, Inc. (AdMIT) to develop software and hardware. During 1999, Careside paid AdMIT $300,000 which was included in research and development--software expense. In November 1999, one of the owners of AdMIT was hired by Careside to be its Senior Vice President and Chief Information Officer. In May 2000, the Company amended its agreement with AdMIT to commit to an additional expenditure of $300,000, of which $200,000 has been incurred and expensed in 2000. In connection with the amendment, the Company also received a 15 percent ownership interest in AdMIT. This investment is carried at no value due to uncertainty regarding the long-term realizability of the investment. In addition to commitments under this agreement, Careside made additional payments of $76,000 to AdMIT in 2000 for additional research and development expenditures. In addition during 2000, payments of $275,000 for software programming were made to a consulting firm where the CIO's brother is one of the partners. These payments totaling $275,000 were for contract programming and were invoiced at rates which management believes are below market cost from similar competitive service providers.

                                CARESIDE, INC.

10. Debt

   Long-term debt consists of the following:

                                                            December 31,
                                                       ------------------------
                                                          1999         2000
                                                       -----------  -----------
Note payable, interest at 10%, due on June 30, 2001..  $ 2,000,000  $ 2,000,000
Equipment loan due to finance company, interest at
 14%, due in monthly, installments of principal and
 interest of $26,837, with a final payment of
 $133,490 in December 2002...........................      854,286      638,945
Equipment loan due to finance company, interest at
 15%, due in monthly installments of principal and
 interest of $14,347, with a final payment of $69,854
 in September 2003...................................      521,782      421,929
Equipment loan due to finance company, interest at
 15%, due in monthly installments of principal and
 interest of $20,696, with a final payment of $99,432
 in January 2004.....................................          --       651,490
                                                       -----------  -----------
                                                         3,376,068    3,712,364
Less--Current Portion................................   (2,316,192)  (2,519,946)
                                                       -----------  -----------
                                                       $ 1,059,876  $ 1,192,418
                                                       ===========  ===========

   In December 1998, Careside entered into a $2,500,000 facility with an equipment financing company. Borrowings under the facility are evidenced as separate loans and are secured by specific equipment assets. Each equipment loan has a 48-month term and bears interest at approximately 14% and 15% per year. As of December 31, 2000, approximately $2.4 million of the facility had been drawn under this facility to finance equipment purchases. Careside recorded interest expense of $0, $155,369 and $283,579 in 1998, 1999 and 2000, respectively related to these borrowings.

   In December 1998, Careside entered into an agreement with an affiliate of SmithKline (S.R. One, Limited) for up to $3,000,000 of bridge financing, of which $1,500,000 was drawn on December 28, 1998 and the remaining $1,500,000 was drawn on January 31, 1999. The extended maturity date is June 30, 2001. Careside issued a warrant (the "Bridge Warrant") in connection with the bridge financing. The Bridge Warrant was originally exercisable into that number of shares of common stock which is equal to $750,000 divided by 85% of the initial public offering price per share. The Bridge Warrant has an exercise price of $6.375 per share. The Bridge Warrant became exercisable in December 1999 and expires on June 16, 2004. Using the Black-Scholes pricing model, the estimated fair value of the Bridge Warrant was calculated at $330,114 and was recorded as a reduction in the carrying amount of the bridge note, with a corresponding increase in stockholders' equity. The discount on the bridge note was amortized over the estimated term of the note as additional interest expense. In June 1999, $1,000,000 of the bridge financing plus $38,575 of unpaid interest was converted to Series A Convertible Preferred Stock (see
Note 7). In connection with the conversion, the Bridge Warrant was modified such that it will be exercisable into that number of shares of common stock which is equal to $1,500,000 divided by 85% of the Offering price per share. Using the Black-Scholes pricing model, the estimated fair value of the increase in shares under the Bridge Warrant modification was calculated at $289,801 and was recorded as interest expense in 1999, with a corresponding increase in stockholders' equity. In November 2000, the bridge note expiration date was extended to June 30, 2001. In conjunction with the extension, the bridge warrant expiration date was extended to June 16, 2004. Using the Black-Scholes pricing model the estimated fair value of the bridge warrant modification was calculated to be $172,138 and will be recorded as non-cash interest expense over the extended period of the loan. S. R. One has the option to convert all or any portion of the remaining loan, plus accrued interest thereon, into shares of Series A Convertible Preferred Stock. This Series A Convertible Preferred Stock would be issued to S.R. One on the same basis as the Series A Convertible Preferred Stock that was issued to S. R. One in connection with the $1 million conversion discussed above.

                                CARESIDE, INC.

   Future maturities of debt at December 31, 2000 are as follows:

     2001............................................................ $2,519,946
     2002............................................................    709,306
     2003............................................................    384,973
     2004............................................................     98,139
                                                                      ----------
                                                                      $3,712,364
                                                                      ==========

11. Stock Options and Warrants

 Stock Options

   Careside has adopted various stock option plans, which provide for the granting of options to purchase up to 1,201,923 shares of common stock to directors, officers, consultants and employees of the Company. At December 31, 2000 603,260 shares were available for future grant under the plans. The number of options to be granted and the option prices are determined by the Board of Directors in accordance with the terms of the plans. Generally, options are not granted at prices below the fair market value at the date of grant. Each option expires on such date as the Board of Directors may determine. Generally options vest from 3 to 5 years.

   The table below summarizes the option activity for 1998, 1999, and 2000:

                                              Weighted                 Exercisable
                                  Weighted  Average Fair                Weighted
                         Number   Average     Value of                   Average
                           of     Exercise Options Granted   Number     Exercise
                         Shares    Price   During the Year Exercisable    Price
                         -------  -------- --------------- ----------- -----------
Outstanding at December
 31, 1997............... 317,163   $5.49                      23,051      $5.28
                                                             =======      =====
  Granted............... 111,950    6.76        $1.83
                                                =====
  Exercised............. (17,715)   6.76
  Cancelled.............    (673)   5.20
                         -------   -----
Outstanding at December
 31, 1998............... 410,725    5.78                     198,343      $5.08
                                                             =======      =====
  Granted...............  95,017    6.17        $2.82
                                                =====
  Exercised.............     --      --
  Cancelled.............  (8,365)   6.07
                         -------   -----
Outstanding at December
 31, 1999............... 497,377    5.85                     390,278      $5.76
                                                             =======      =====
  Granted............... 148,500    8.62        $5.10
                                                =====
  Exercised.............  (1,154)   0.05
  Cancelled............. (64,929)   7.42
                         -------   -----
Outstanding at December
 31, 2000............... 579,794   $6.40                     479,857      $6.05
                         =======   =====                     =======      =====

                                CARESIDE, INC.

     The table below summarizes information about options outstanding at December 31, 2000:

                                       Weighted      Weighted
                           Number       Average      Average         Number
                       Outstanding at  Remaining  Exercise Price Exercisable at
        Range of        December 31,  Contractual   of Options    December 31,
     Exercise Prices        2000         Life      Outstanding        2000
     ---------------   -------------- ----------- -------------- --------------
   $5.00-6.00.........    341,252      6.7 years      $5.42         335,511
   $6.69-10.00........    238,542      7.2 years      $7.79         144,346
                          -------      ---------      -----         -------
   $5.00-10.00........    579,794      6.9 years      $6.40         479,857
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

   The following assumptions were used in estimating the fair value of options:

                                             1998        1999        2000
                                           ---------  ----------  ----------
   Weighted average risk-free interest
    rate..................................      5.56%       5.92%       6.50%
   Weighted average expected life......... 7.0 years  4.17 years  4.00 years
   Weighted average volatility............         0%         60%       72.5%
   Dividend yield.........................         0%          0%          0%

   Had the compensation cost of these options been recorded for the years ended December 31, 1998, 1999 and 2000, the Company's net loss would have increased by approximately $343,067, $391,877and $428,145, respectively.

                                CARESIDE, INC.

 Stock Warrants

   The following table summarizes outstanding warrants at December 31, 2000 issued in connection with private equity financings and the initial public offering (the Offering):

                              Outstanding Exercise    Issuance      Expiration
Type of Warrants               Warrants    Price        Date           Date
----------------              ----------- -------- -------------- --------------
Common Stock.................    384,615   $ 5.20  February 1997  February 2004
Common Stock.................    339,312     6.76    June 1998      June 2005
Common Stock.................    235,294     6.38  December 1998    June 2004
Units........................    200,000     9.00    June 1999      June 2004
Common Stock.................    101,305     8.77    March 2000     March 2005
Common Stock.................    179,626     9.00    July 2000      June 2004
Common Stock.................     25,000     5.63  September 2000 September 2005
Common Stock.................     50,000     5.63  September 2000 September 2005
Common Stock.................  4,000,000    14.00  September 2000 September 2005
Common Stock.................     66,324     2.56   November and   November and
                                                   December 2000  December 2004
                               ---------
                               5,581,476
                               =========

   The warrants to purchase 200,000 units were granted to the underwriters of the Offering. Each warrant carries an exercise price of $9.00 and allows the purchase of one share of common stock and a tradable warrant identical to those sold in the Offering. The warrants are exercisable for a four year period beginning on the first anniversary of the Offering. (See Notes 6 and 7 for discussion of warrants issued in 2000.)

12. Statements of Cash Flows

   The Company prepares its statements of cash flows using the indirect method as defined under SFAS No. 95. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Supplemental cash flows disclosures are as follows:

                                                        1998    1999     2000
                                                        ----- -------- --------
   Cash paid for interest.............................. $ --  $157,653 $317,851
   Cash paid for income taxes..........................   --       --       --

   Non-cash Investing and Financing Activities:

                                                      1998     1999      2000
                                                      ----- ---------- --------
   Conversion of bridge financing to Series A
    Preferred Stock.................................  $ --  $1,038,575 $    --
   Acquisition of equipment under capital lease.....    --      52,980      --
   Accrued dividends on Series A Preferred stock....    --      55,201   51,787
   Accrued dividends on Series B Preferred stock....    --         --    16,897
   Accreted dividends on Series B Preferred stock...    --         --    83,028
   Beneficial conversion feature on Series B
    Preferred stock.................................    --         --    84,044
   Conversion of Series A Preferred stock and unpaid
    dividends.......................................    --         --   106,988
   Conversion of Series B Preferred stock...........    --         --    55,275
   Cashless exercise of common stock warrant........    --         --         4

   In connection with the Company's initial public offering, $498,433 of previously unpaid deferred offering costs were offset against accounts payable in 1999.

                                CARESIDE, INC.

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

13. Commitments

 Leases

   The Company leases office and laboratory facilities under non-cancelable operating leases expiring from August 2000 to April 2007. Rent expense for the years ended 1998, 1999 and 2000 was $156,756, $174,497 and $323,168,
respectively.

   Included in property and equipment is approximately $52,980 of equipment, at acquisition cost, which is leased under a noncancellable lease accounted for as a capital lease expiring in June 2003.

   At December 31, 2000, the future minimum annual rental payments under lease agreements are as follows:

                                                Capital   Operating
                                                 Leases     Leases     Total
                                                --------  ---------- ----------
December 31:
  2001.........................................   16,875     339,259    356,134
  2002.........................................   16,875     363,615    380,490
  2003.........................................    9,020     373,229    382,249
  2004.........................................      --      386,107    386,107
  2005.........................................      --      400,008    400,008
  Thereafter...................................      --      326,983    326,983
                                                --------  ---------- ----------
                                                  42,770  $2,189,201 $2,231,971
                                                          ========== ==========
  Less--Amount representing interest at
   approximately 14 percent....................   (6,935)
                                                --------
  Present value of minimum lease payments......   35,835
                                                --------
  Less--Current portion........................  (12,650)
                                                --------
                                                $ 23,185
                                                ========

Collaborative Arrangements

   Careside has utilized strategic partners with specific design and technology expertise in order to develop the Careside system rapidly and on a cost-effective basis. Careside has agreements with (i) Fuji Photo Film Co., Ltd. for the supply of its dry film based chemistry reagents, (ii) International Technidyne Corporation for the joint development of coagulation reagents, (iii) UMM Electronics, Inc. to design and manufacture the CareSide Analyzer and (iv) Advanced Medical Information Technologies, Inc. to develop software to link the Careside system and other medical devices, including the hematology device. In addition, Careside contracted with Hauser, Inc. for the design of the Careside system and with Battelle Memorial Institute for the design of the system's disposable test cartridges and their automated assembly manufacturing system. TIL has agreements with Ysebaert, Inc., the manufacturer of the Hematology Analyzer. The Company has minimum purchase requirements, as defined in the agreements, with two of its suppliers. Purchase commitment levels were not met for the year ended December 31, 2000. These suppliers have agreed not to enforce the fiscal 2000 requirements.

                                CARESIDE, INC.

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

 Employment Agreements

   In 1997 and 1998 the Company entered into three-year renewable employment agreements with three of its executive officers that provide for aggregate annual compensation of approximately $660,000.

14. Retirement Plan

   The Company maintains a 401(k) profit sharing plan on behalf of its employees. Participation in the plan is voluntary and eligible employees, as defined, may contribute up to 15 percent of their compensation to the plan. The Company matches 50 percent of the employee's contribution up to 4 percent of an employee's compensation. Contributions under the Plan were, $34,657, $47,195 and $72,913 for the years ended 1998, 1999 and 2000, respectively.

15. Employee Stock Purchase Plan

   In 1999, the Company's shareholders approved the Employee Stock Purchase Plan ("ESPP"), under which 150,000 shares of the Company's common stock could be sold to employees. Each quarter, an eligible U.S. employee may elect to withhold up to 15 percent of his or her salary to purchase shares of the Company's stock at a price equal to 85 percent of the fair value of the stock as of the first day of the quarter, or the last day of the quarter. The ESPP will terminate at the earlier of the date that all 150,000 shares have been sold or the date as of which the Board of Directors chooses to terminate the plan as provided in the plan provision. In 1999, 3,502 shares of the Company's stock were sold under the ESPP for $16,792. During 2000, 30,454 shares of the Company's stock were sold under the ESPP for $103,268 and at December 31, 2000, 116,044 shares remained available for sale.

16. Subsequent Events

   In January 2001, the Company granted 401,500 options to its employees under the 1996 and 1998 stock option Plans with a weighted average exercise price of $2.69 per share. There were an additional 37,500 options granted to non-employee directors under the 1998 Director Stock Option Plan with a weighted average exercise price of $2.69 per share.

   In January 2001, the Company sold 416,472 shares of common stock in a private placement for $2.25 per share (at 90 percent of the closing price on that date) resulting in proceeds of $857,411, net of $79,650 of offering costs. In connection with the sale, the Company issued a warrant exercisable into 20,824 shares of the Company's common stock at an exercise price of $2.25 per share. The estimated fair value of the warrant using the Black-Scholes option pricing model was $31,220 and was offset against the proceeds of the sale.