Form 10-Q
period 2001-03-31
CARESIDE INC
filed 2001-05-15
CIK 1070602

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                _______________

                                   FORM 10-Q


(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES -- EXCHANGE ACT OF 1934.

   For the quarterly period ended March 31, 2001
                                _______________


                                       OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES -- EXCHANGE ACT OF 1934.

   For the transition period from ___________ to ___________.


                      Commission file number    333-69207
                      ___________________________________

                                 Careside, Inc.
            ______________________________________________________
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

    Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days
   Yes  X      No
       ---         ---


    The number of shares outstanding of the Registrant's common Stock, par value $.01 per share, was 11,415,331 as of May 7, 2001.

                                 CARESIDE, INC.

                                     INDEX

                                                                                                            Page
                                                                                                          --------
Part I - Financial Information
     Item 1. Financial Statements
             --------------------
          Balance Sheets at December 31, 2000 and March 31, 2001 (unaudited).................................,   3
          Statements of Operations for the three months ended March 31, 2000 and 2001(unaudited)..............   4
          Statements of Cash Flows for the three months ended March 31, 2000 and 2001(unaudited)..............   5
          Notes to Financial Statements                                                                          6

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations............   9

     Item 3. Quantitative and Qualitative Disclosures about Market Risk.......................................  12

Part II - Other Information

     Item 2. Changes in Securities and Use of Proceeds........................................................  13

     Item 4. Submission of Matters to a Vote of Security Holders..............................................  14

     Item 6. Exhibits and Reports on Form 8-K.................................................................  15

Signatures....................................................................................................  16

                        PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements
                                 CARESIDE, INC.

                          CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                 Assets
                                 ------
                                                                              December 31,           March 31,
                                                                                  2000                 2001
                                                                              ------------           ---------
                                                                                                    (unaudited)
Current Assets:
  Cash and cash equivalents                                                         $  1,789            $  1,036
  Accounts receivable, net of allowance of $53 in 2000 and $87 in 2001                   104                 116
  Inventory                                                                            2,698               2,844
  Prepaid expenses and other                                                             174                 208
                                                                                    --------            --------
          Total current assets                                                         4,765               4,204
                                                                                    --------            --------
Property and Equipment, net of accumulated depreciation of $4,212 in
 2000 and $4,754 in 2001                                                               5,643               5,214
                                                                                    --------            --------
Deposits and Other                                                                        24                  24
                                                                                    --------            --------
Goodwill, net of accumulated amortization of $566 in 2000,
 and $708 in 2001                                                                      2,231               2,089
                                                                                    --------            --------
                                                                                    $ 12,663            $ 11,531
                                                                                    ========            ========
                 Liabilities and Stockholders' Equity
                 ------------------------------------
Current Liabilties:
  Current portion of long-term debt                                                 $  2,520            $  2,539
  Current portion of obligation under capital lease                                       13                  13
  Accounts payable                                                                     1,457               1,556
  Accrued expenses                                                                       420                 514
  Accrued interest                                                                       334                 383
                                                                                    --------            --------
          Total current liabilties                                                     4,744               5,005
                                                                                    --------            --------
Long-Term Debt, net of current portion                                                 1,192               1,050
                                                                                    --------            --------
Obligation Under Capital Lease, net of current portion                                    23                  20
                                                                                    --------            --------
Commitments
Manditorily Redeemable Series B Convertible Preferred Stock
 290 and 180 shares issued and outstanding at
 December 31, 2000 and March 31, 2001, respectively
Manditorily Redeemable Series C Convertible Preferred Stock                            1,054                 858
 0 and 77.6805 shares issued and outstanding at
 December 31, 2000 and March 31, 2001, respectively                                        -                 201

Stockholders' Equity:
Common stock, $.01 par value:
 50,000,000 shares authorized-
 10,590,191 and 11,275,302 shares issued and outstanding at
 December 31, 2000 and March 31, 2001                                                   1106                 113
  Additional paid-in capital                                                          50,743              52,809
  Accumulated Deficit                                                                (45,199)            (48,525)
                                                                                    --------            --------
    Total stockholders' equity                                                         5,650               4,397
                                                                                    --------            --------
                                                                                    $ 12,663            $ 11,531
                                                                                    ========            ========


  The accompanying notes are an integral part of these consolidated financial statements.

                                CARESIDE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
         (in thousands, except share and per share amounts)(unaudited)

                                                                                       For the Three Months
                                                                                          Ended March 31,
                                                                                      2000              2001
                                                                                   ----------       -----------
Net Sales                                                                          $      283       $       184
Cost of Sales                                                                             143             1,002
                                                                                   ----------       -----------
Gross Profit (Loss)                                                                       140              (818)
Operating Expenses:
  Research and development - products                                                   2,464               806
  Research and development - software                                                      55               203
  Selling and marketing                                                                   944               853
  General and administrative                                                              667               404
  Goodwill amortization                                                                   142               142
                                                                                   ----------       -----------
Operating Loss                                                                         (4,132)           (3,226)
Other income (expense):
  Interest income                                                                          78                10
  Interest expense                                                                       (146)             (109)
                                                                                   ----------       -----------
Net Loss                                                                               (4,200)           (3,325)
Preferred stock dividends on Series A & B                                                 (26)              (13)
Accreted dividend on Series B & C                                                           -               (34)
                                                                                   ----------       -----------
Net loss available to common stockholders                                          $   (4,226)      $    (3,372)
                                                                                   ----------       -----------
Basic and Diluted Net Loss per Common Share                                            $(0.54)           $(0.30)
                                                                                   ----------       -----------
Shares used in Computing Basic and Diluted                                          7,867,350        11,092,483
                                                                                   ==========       ===========
 Net Loss per Common Share

  The accompanying notes are an integral part of these consolidated financial statements.

                                CARESIDE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands)(unaudited)

                                                                                     Three Months Ended March 31,
                                                                                         2000          2001
                                                                                        -------       -------
Operating Activities:
Net loss                                                                                $(4,200)      $(3,325)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization                                                               644           684
Changes in operating assets and liabilties:
Accounts receivable                                                                         (73)          (12)
Inventory                                                                                  (530)         (194)
Prepaid expenses and other                                                                 (155)          (34)
Accounts payable                                                                          1,843            99
Accrued expenses                                                                           (465)           99
Accrued interest                                                                             50            49
                                                                                        -------       -------
Net cash used in operating activities                                                    (2,886)       (2,634)
                                                                                        -------       -------
Investing Activities:
Purchases of property and equipment                                                        (969)          (65)
                                                                                        -------       -------
Net cash used in investing activities                                                      (969)          (65)
                                                                                        -------       -------
Financing Activities:
Proceeds from borrowings under long-term debt                                               795             -
Payments on long-term debt                                                                 (149)         (123)
Payments on capital lease obligation                                                         (3)           (3)
Net proceeds from the issuance of preferred and common stock                              9,568         2,072
                                                                                        -------       -------
Net cash provided by financing activities                                                10,211         1,946
Net Increase (Decrease) in Cash and Cash Equivalents                                      6,356          (753)
Cash and Cash Equivalents, beginning of period                                            4,905         1,789
                                                                                        -------       -------
Cash and Cash Equivalents, end of period                                                $11,261       $ 1,036
                                                                                        =======       =======


  The accompanying notes are an integral part of these consolidated financial statements.

                                CARESIDE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

Note 1:  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for the three months ended March 31, 2001 of Careside, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes that the Company's existing sources of liquidity, fund its planned operation into 2001. However, there are uncertainties that may impact the Company's ability to fund its planned operations and meet its operating objectives. In management's opinion, all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the financial position and results of operations, have been made. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results expected for the entire year. These financial statements should be read in conjunction with the Auditors Report financial statements and notes related thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and other areas included herein including Liquidity and Capital Resources. Certain prior period amounts have been reclassified to conform to the current period presentation.

The financial statements as of and for the quarter ended March 31, 2000 were prepared under a development stage presentation. The Company exited the development stage in the fourth quarter of 2000. As such, certain costs and expenses for the quarter ended March 31, 2001 have been reallocated accordingly.

Note 2:  INVENTORIES

At March 31, 2001, inventories consisted of raw materials to be utilized in the manufacturing of disposable test cartridges and finished goods including test cartridges and analyzers. Inventories are carried at the lower of cost or market computed on a first-in, first-out (FIFO) basis.

                                                               As of
                                            December 31, 2000            March 31, 2001
      Raw materials                                $  787,000                $  804,000
      Work in process                                 126,000                   223,000
      Finished goods                                1,785,000                 1,817,000
                                                -------------             -------------
      Total                                        $2,698,000                $2,844,000
                                                =============             =============

Note 3:  NET LOSS PER COMMON SHARE

Basic and diluted loss per share was computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Dilutive loss per share is the same as basic as the impact of stock options, warrants, and convertible preferred stock is excluded because the impact is anti-dilutive to the Company's loss per share.

Note 4:  REVENUE RECOGNITION

The Company recognizes revenue for sales of analyzers to distributors, test cartridges and hematology products upon shipment. Revenue from analyzers sold directly to end users is recognized upon customer acceptance.

The Company has entered into sales agreements with leasing companies whereby the Company sells its products directly to the leasing company, who then leases the products to the end user. Sales to the leasing company are on a non-recourse basis and are recognized at the later date of shipment or customer acceptance, when applicable.

Note 5:  STATEMENTS OF CASH FLOWS

During the three-month periods ended March 31, 2001 and 2000 cash paid for interest was approximately $109,000 and $106,000 respectively. During the same periods the company made no cash payments for income taxes.

The Company had the following non-cash investing and financing activities which have been excluded from the consolidated statement of cashflows:

                                     For the three
                                      months ended
                                        March 31,
                                 ---------------------
                                   2000          2001
                                 --------      --------

Accrued Dividends                       -      $ 13,000
Accreted Dividends                      -        34,000
Conversion of Series C
  to common stock                       -       223,000
Transfer of Analyzers                   -        48,000

Note 6:  MANDATORILY REDEEMABLE PREFERRED STOCK

In September and November 2000 the Company issued 350 shares of mandatorily redeemable Series B Convertible Preferred Stock. At March 31, 2001, 180 shares remained outstanding. The stock has a par value of $.01 per share and a liquidation preference of $5,000 per share; it is mandatorily redeemable at the option of the holders on September 13, 2002 at a redemption price of $5,000 per share or $900,000 for the remaining shares.

In March 2001, at a first closing of the private placement of Series C Convertible Preferred Stock ("Series C Preferred") pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder, the Company sold 77.6805 shares of Series C Preferred to eleven accredited investors, together with five-year warrants to purchase 776,805 shares of Common Stock at an exercise price of $2.55 per common share ("2001 Investors' Warrants"). The gross proceeds of this first closing were $1,507,000. A second closing of this offering occurred in May with gross proceeds of $6.5 million. The placement agent in the transaction Dougherty & Company LLC, earned warrants to purchase 412,447.3 shares of Common Stock at an exercise price per share of $1.94, and total cash compensation of $560,000, in connection with this these closings.

Each share of Series C Preferred Stock is convertible into a number of shares of Common Stock which is equal to $19,400 divided by a conversion price that is equal to 80% of the five day average trading price prior to conversion, but not less than $1.55. If the average closing price of the Company's Common Stock during the five trading days prior to the conversion date is at least $2.43, then the conversion price will be equal to $1.94 (80% of $2.43). If the average closing price during the five trading days prior to the conversion date is less than $2.43 then the conversion price will be the greater of (x) 80% of such average closing price or (y) $1.55 (64% of $2.43). The effect of this formula is that the conversion price can never be less than $1.55 (64% of the five-day average trading price prior to the first closing in the private placement) or more than $1.94. As soon as practicable, the Company intends to file a registration statement registering for resale under the Securities Act of 1933 all of the shares of Common Stock issuable upon conversion of the Series C Preferred or exercise of the 2001 Investors' Warrants and the warrant earned by the placement agent. The Series C Preferred Stock will automatically convert into Common Stock on the day prior to the date of effectiveness of that registration statement.

The Company is seeking stockholder approval at its Annual Meeting scheduled on May 24, 2001 for the sale and issuance of up to 13,774,130 shares of Common Stock upon conversion or exercise of the Series C Preferred Stock, the 2001 Investors' Warrants and the warrants issued to the placement agent that have an exercise price below the market price of the Common Stock on the date of issuance. The Series C Preferred is not convertible unless such stockholder approval is obtained.

If, at Careside's Annual Meeting, stockholder approval is not obtained, the Company will be required to redeem, within six months after the Annual Meeting, all of the Series C Preferred sold for $24,250 per share of Series C Preferred (125% of the $19,400 purchase price) plus any dividends which have accrued thereon prior to the redemption. Dividends will accrue at 10% if stockholder approval is not obtained. Any 2001 Investors' Warrants and placement agent warrants issued prior to the date of the Annual Meeting would remain outstanding
following any such redemption of Series C Preferred.   The Company has issued
$8,000,000 of Series C Preferred in two closings. Net proceeds from the sale of the Series C Preferred in excess of $3,000,000 will remain in an escrow account until such time as stockholder approval is obtained.

Proceeds from the sale of Series C Preferred are being and will be used to fund our working capital needs and in particular our increasing sales and marketing efforts.

The difference in the carrying value of the mandatorily redeemable Series B & C Convertible Preferred Stock at the date of issuance and the redemption amount is being accreted, using the interest method, over the period from the issuance date to the required redemption date as a charge to additional paid-in capital.

Note 7:  ISSUANCE OF SECURITIES

In a series of related transactions in November 2000, December 2000 and January 2001, the Company raised $3,942,000 of net proceeds in a private placement of 1,742,951 shares of Common Stock and 87,148 warrants to purchase Common Stock.

In March 2001, at a first closing of the private placement of its Series C Convertible Preferred Stock ("Series C Preferred"), the Company sold 77.6805 shares of Series C Preferred to eleven accredited investors, together with five-year warrants to purchase 776,805 shares of Common Stock at an exercise price of $2.55 per common share ("2001 Investors' Warrants"). The gross proceeds of this first closing were $1,507,000. The placement agent in the transaction earned warrants to purchase 77,681 shares of Common Stock at an exercise price per share of $1.94, and cash compensation of $105,490, in connection with this closing.

Note 8:  SUBSEQUENT EVENTS

In May 2001, at a second closing of the private placement of its Series C Convertible Preferred Stock ("Series C Preferred"), the Company sold 334.7663 shares of Series C Preferred to accredited investors, together with five-year warrants to purchase 3,347,663 shares of Common Stock at an exercise price of $2.55 per common share. The gross proceeds of this second closing were $6.5 million. The placement agent in the transaction earned warrants to purchase 334,766 shares of Common Stock at an exercise price per share of $1.94 in connection with the second closing.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS - CAUTIONARY STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q, including statements regarding the anticipated development and expansion of the Company's business and expenditures, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and other statements contained herein regarding matters that are not historical facts, are "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, those discussed in other filings, including those contained in the Company's Form 10-K for the year ended December 31, 2000.

GENERAL

The Company markets the Careside System, a proprietary blood testing system. It is designed to decentralize laboratory operations and provides a solution to the limitations of central blood testing laboratories. The Careside System consists of a desktop testing instrument called the Careside Analyzer(R), disposable test cartridges, an optional hematology device, the Careside H-2000 Hematology Analyzer and a data management device, the Careside Connect. The Careside System performs blood tests at the same location as the patient, or what is commonly called point-of-care. It provides rapid test results within 10 to 15 minutes from the time the blood is drawn from the patient, in contrast to the traditional method of sending blood samples to hospital or commercial laboratories and waiting between 4 and 24 hours to obtain test results. Such centralized laboratories are burdened by transportation time and volume processing steps. In addition, the Careside System is cost competitive and offers a comprehensive test menu, which the Company believes represents more than 80% of all routine blood tests ordered on an out-patient basis. These include all of the most commonly ordered blood tests, as well as blood tests required for critical care testing, including chemistry, electrochemistry, and coagulation tests within a single testing instrument and hematology testing in a separate but integrated instrument. As of March 31, 2001, the Careside Analyzer and 41 tests were cleared for marketing by the FDA or are exempt and can be marketed for professional laboratory use. An additional 18 FDA approved hematology tests are on the H-2000. The Company believes that no other product for decentralized blood testing currently in the market offers nearly as broad a menu of tests or combines these test categories.

The Company initiated commercial sales in the fourth quarter of 2000. The Company has incurred losses and expects to incur increasing losses for the foreseeable future as the Company launches its products and its marketing expenditures increase. The Company's revenue for the immediate future will be dependent on market acceptance and the speed of unit placements with physicians and clinics.

The following is a discussion of the financial condition and results of operations for the Company for the three months ended March 31, 2001and 2000.
It should be read in conjunction with the Financial Statements included on the Company's form 10-K. A filing in March 29, 2001 and the Notes thereto and other financial information included elsewhere in this report.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 AND 2000

Sales. Sales decreased to $184,000 in the first quarter of 2001 compared to $283,000 in 2000. Sales in 2001 were both Careside Analyzers and Careside H-2000's. Sales in 2000 were predominately sales of Careside H-2000's, a product the Company acquired in December 1999. The reduction in sales versus prior year was caused by this shift in efforts. The cost of sales represents the cost of instruments and reagents sold and the fixed costs associated with manufacturing efforts. In 2000, the Company was a development stage company. As a result, these fixed costs were recognized as product development expense.

Research and Development Expenses - Product. Research and development expenses decreased to approximately $806,000 for the three months ended March 31, 2001 from $2.5 million for the three months ended March 31, 2000. This decrease of $1.6 million, was primarily attributable to completion of third party contract development work associated with producing the Careside Analyzer and the allocation of certain fixed costs including depreciation and facility related expenses to cost of sales.

Research and Development Expenses - Software. Research and development expenses increased to approximately $203,000 for the three months ended March 31, 2001 from $55,000 for the three months ended March 31, 2000. This increase of $148,000 was primarily attributable to software development associated with the launch of the Careside Connect.

Selling and Marketing Expenses. Sales and marketing expenses decreased to $853,000 for the three months ended March 31, 2001 from $944,000 for the three months ended March 31, 2000. This decrease of $91,000 is primarily attributable to cost control efforts in 2001 and reduced commissions based on revenues.

General and Administrative Expenses. General and administrative expenses decreased to $404,000 for the three months ended March 31, 2001 from $667,000 for the three months ended March 31, 2000. This decrease of $263,000 is primarily attributable to reduced outside services and administrative expenses.

Goodwill. Goodwill amortization of $142,000 was recorded in both 2001 and 2000 and is associated with goodwill recorded related to the December 1999 acquisition of Texas International Laboratories, Inc.

Interest Income and Expense. Interest income decreased to approximately $10,000 for the three months ended March 31, 2001 compared to $77,000 for the three months ended March 31, 2000. This decrease of $67,000 is attributable to lower cash balances in 2001 than in 2000. Interest expense decreased to $109,000 in 2001 from $146,000 in 2000 due to lower remaining balances on the equipment leases in 2001.

Net Loss. Net loss to common stockholders decreased $854,000 to $3.4 million for the three months ended March 31, 2001 from $4.2 million for the three months ended March 31, 2000. This decrease reflects the decrease in R&D, administrative, selling and marketing and interest expenses offset by increases in cost of goods sold.

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

INCOME TAXES

As of December 31, 2000, we had approximately $33.6 million and $1.0 million of net operating loss and research and development credit carryforwards, respectively, for federal income tax purposes, which begin to expire in 2011. These amounts reflect different treatment of expenses for tax reporting than are used for financial reporting. The Tax Reform Act of 1986 contains certain provisions that may limit our ability to utilize net operating loss and tax credit carryforwards in any given year. We experienced a change in ownership interest in excess of 50% as defined under the Tax Reform Act upon the first closing of our 1997 equity financing and by means of the private placements in 2000. We do not believe that these changes in ownership will have a significant impact on our ability to utilize our net operating loss and tax credit carryforwards. There can be no assurance that ownership changes in future periods will not significantly limit our use of existing or future net operating loss and tax credit carryforwards.


LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations since inception primarily through the net proceeds generated from the issuance of common stock, long-term debt and certain short-term borrowings that were subsequently converted into equity securities. As of March 31, 2001, we have received net proceeds aggregating approximately $53.9 million from these transactions.

Net cash used in operating activities for the three months ended March 31, 2001 was approximately $2.6 million. For the period ended March 31, 2001, cash used in operating activities primarily represents the net loss for the period and increases in inventory offset by increases in depreciation and amortization, and accounts payable. Net cash used in operating activities was approximately $2.9 million for the three months ended March 31, 2000. This represents the net loss for the year offset by depreciation and amortization and increases in accounts payable partially offset by decreases in inventory, accounts receivable and accrued expenses.

Cash used in investing activities for the purchase of property and equipment was approximately $113,000 and $969,000 for the three months ended March 31, 2001 and 2000, respectively. The cash used in 2000 and 2001 was primarily for the acquisition of manufacturing equipment and laboratory equipment used in research and development.

Cash provided by financing activities was approximately $1.9 million for the three months ended March 31, 2001, net of payments made on long-term obligations. Net each provided by financing was a result of a first closing of a private placement of our Series C convertible Preferred Stock ("Series C Preferred as of March 31, 2000")

At March 31, 2001, our principal source of liquidity was approximately $1.0 million in cash and cash equivalents.

In December 1998, we entered into an agreement with an equipment lease financing company regarding a $2.5 million facility secured by specific equipment. Each draw was a separate loan under the facility. We drew the remaining amount in early 2000 secured by manufacturing equipment for cartridge assembly that we had previously purchased. Approximately $2.4 million of this facility was drawn as of March 31, 2001 and was secured by our existing equipment. Each equipment loan has a 48-month term and bears an interest rate of approximately 14%-15% per annum adjusted for an index rate based on four-year U.S. Treasury Notes at the time of borrowing.

We entered into an agreement for bridge financing with S.R. One, Limited in December 1998. Under this agreement, $1.5 million was funded in December 1998 and $1.5 million was funded in January 1999. In June 1999, S.R. One agreed to convert $1.0 million of the $3.0 million loan, together with accrued interest at the rate of 8% on $1.0 million, into shares of Series A Convertible Preferred Stock. The conversion price was $6.375, which was 85% of the initial public offering price per unit. S.R. One received 162,914 shares of Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock was in turn converted on July 1, 2000, at the option of the holder, into units comprised of one share of Common Stock and one warrant to purchase an additional share of Common Stock. All accrued and unpaid dividends with respect to shares of Series A Convertible Preferred Stock converted by S.R. One were also converted into units at $7.50 per unit. The exercise price and other terms of the warrant received on the conversion were the same as the warrants included in the Units. The remaining $2.0 million of the loan matures in June 2001. At that time, we expect either to repay the $2.0 million balance on the bridge financing with the proceeds of a new loan or to negotiate to extend the term or convert the balance of it into preferred or common equity. The annual interest rate on the remaining $2.0 million increased to 10% on July 1, 2000. S. R. One has the option to convert all or any portion of the remaining loan, plus accrued interest thereon, into shares of Series A Convertible Preferred Stock. This Series A Convertible Preferred Stock would be issued to S.R. One on the same basis as the Series A Convertible Preferred Stock that was issued to S. R. One in connection with the $1.0 million conversion discussed above.

We issued a bridge warrant to S.R. One in connection with the bridge financing. The bridge warrant was exercisable for the number of shares of Common Stock equal to $750,000 divided by $6.375, which was 85% of the initial public offering price or our Common Stock. The number of warrants doubled if the loan was not repaid by June 30, 1999. As part of the conversion of a portion of the bridge financing into shares of Series A Convertible Preferred Stock, the bridge warrant was modified such that it will be exercisable in all events for the number of shares of Common Stock which is equal to $1,500,000 divided by $6.375. Following completion of our initial public offering, the bridge warrant became exercisable for 235,294 shares of Common Stock, at $6.375 each. It will expire on June 16, 2004.

In March 2000, we sold 1,184,091 shares of Common Stock in a private placement for $8.77 per share. Proceeds, net of approximately $840,000 of offering costs, amounted to approximately $9.5 million. These shares were subsequently registered with the SEC in April 2000. As part of this transaction, warrants to purchase 101,305 shares of Common Stock were issued to the placement agent and contingent warrants to purchase 154,247 shares of Common Stock were issued. During the third quarter, the conditions triggering exercisability of these contingent warrants were met. A total of 130,092 of these contingent warrants were exercised prior to their expiration on December 15, 2000 and the remainder expired.

In September 2000, we raised $615,000 of net proceeds in a private placement of 150 shares of Series B Convertible Preferred Stock and 75,000 five-year warrants to purchase Common Stock. That financing also included the placement of a warrant to purchase an additional $1,000,000 of Series B Convertible Preferred Stock and of callable two year warrants exercisable for up to 4,000,000 shares of Common Stock, subject to conditions, in multiples of twenty shares of Common Stock at an exercise price of $14.00 per share ("Callable Common Warrants"). We can call the Callable Common Warrants at a price equal to 95% of the average trading price over the two days prior to the date of delivery of our call notice. The Series B Convertible Preferred Stock is convertible into Common Stock at 95% of an average of the ten lowest trading prices during the thirty days before the date of conversion. At present, the Company may only issue up to an aggregate of 1,797,361 shares of Common Stock upon conversion of our Series B Convertible Preferred Stock and exercise of the Callable Common Warrant. The Company is seeking at its May 2001 Annual Meeting stockholder approval of the issuance of any of the additional 2,860,972 shares that may be issued in connection with the conversion of Series B Convertible Preferred Stock and the exercise of the Callable Common Warrant.

In a series of related transactions in November 2000, December 2000 and January 2001, the Company raised $3,942,000 of net proceeds in a private placement of 1,742,951 shares of Common Stock and 87,148 warrants to purchase Common Stock.

At March 31, 2001, our current liquidity and sales revenue expected in 2001 are projected to be sufficient to fund our operating expenses and capital requirements for at least 1.5 months. The Company has worked with Dougherty & Company LLC to arrange an equity financing transaction. As a result of that work in March 2001, a first closing of a private placement of our Series C Convertible Preferred Stock ("Series C Preferred"), we sold 77.6805 shares of Series C Preferred to eleven accredited investors, together with five-year warrants to purchase 776,805 shares of Common Stock at an exercise price of $2.55 per common share ("2001 Investors' Warrants"). The gross proceeds of this first closing were $1,507,000. A second closing of this offering occurred in May with gross proceeds of $6.5 million. The placement agent in the total transaction earned warrants to purchase 412,447.3 shares of Common Stock at an exercise price per share of $1.94, and total cash compensation of $560,000, in connection with these closings.

To the extent that we need additional funds in connection with generating our commercial product sales, we expect to borrow funds to build sufficient cartridge inventory to meet the needs that would result from anticipated sales. We also expect that the development of additional tests will require research expenditures at a level lower than past spending for test development. Sales and marketing activities will require hiring and training additional staff in 2001. The estimate of the period for which we expect our available sources of cash to be sufficient to meet our funding needs is a forward looking statement that involves risks and uncertainties. There can be no assurance that we will be able to meet our capital requirements for this period as a result of certain factors set forth under "Risk Factors--Additional Funding May Not Be Available" and elsewhere in our registration statement on Form S-3 on file with the SEC dated September 27, 2000. In the event our capital requirements are greater than estimated, we may need to raise additional capital to fund our research and development activities, to scale-up manufacturing activities and to expand our sales and marketing efforts. Our future liquidity and capital funding requirements will depend on numerous factors, including the extent to which our products gain market acceptance, the exercise of outstanding warrants to purchase common stock, the timing of regulatory actions regarding our products, the costs and timing of expansions of sales, marketing and manufacturing activities, procurement and enforcement of patents important to our business, and the impact of competitors' products. There can be no assurance that such additional capital will be available on terms acceptable to us, if at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants. If adequate funds are not available, we may be forced to curtail our operations significantly or to obtain funds through entering into collaborative agreements or other arrangements on unfavorable terms. Our failure to raise capital on acceptable terms could have a material adverse effect on our business, financial condition or results of operations and our ability to continue as a going concern.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     Not applicable

                                    PART II
                               OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds

  Sale of Unregistered Securities; Changes in Securities

In March 2001, at a first closing of the private placement of Series C Convertible Preferred Stock ("Series C Preferred") pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder, the Company sold 77.6805 shares of Series C Preferred to eleven accredited investors, together with five-year warrants to purchase 776,805 shares of Common Stock at an exercise price of $2.55 per common share ("2001 Investors' Warrants"). The gross proceeds of this first closing were $1,507,000. A second closing of this offering occurred in May with gross proceeds of $6.5 million. The placement agent in the transaction Dougherty & Company LLC, earned warrants to purchase 412,447.3 shares of Common Stock at an exercise price per share of $1.94, and total cash compensation of $560,000, in connection with this these closings.

Each share of Series C Preferred Stock is convertible into a number of shares of Common Stock which is equal to $19,400 divided by a conversion price that is equal to 80% of the five day average trading price prior to conversion, but not less than $1.55. If the average closing price of the Company's Common Stock during the five trading days prior to the conversion date is at least $2.43, then the conversion price will be equal to $1.94 (80% of $2.43). If the average closing price during the five trading days prior to the conversion date is less than $2.43 then the conversion price will be the greater of (x) 80% of such
                                                 -------
average closing price or (y) $1.55 (64% of $2.43). The effect of this formula is that the conversion price can never be less than $1.55 (64% of the five-day average trading price prior to the first closing in the private placement) or more than $1.94. As soon as practicable, the Company intends to file a registration statement registering for resale under the Securities Act of 1933 all of the shares of Common Stock issuable upon conversion of the Series C Preferred or exercise of the 2001 Investors' Warrants and the warrant earned by the placement agent. The Series C Preferred Stock will automatically convert into Common Stock on the day prior to the date of effectiveness of that registration statement.

The Company is seeking stockholder approval at its Annual Meeting scheduled on May 24, 2001 for the sale and issuance of up to 13,774,130 shares of Common Stock upon conversion or exercise of the Series C Preferred Stock, the 2001 Investors' Warrants and the warrants issued to the placement agent that have an exercise price below the market price of the Common Stock on the date of issuance. The Series C Preferred is not convertible unless such stockholder approval is obtained.

If, at Careside's Annual Meeting, stockholder approval is not obtained, the Company will be required to redeem, within six months after the Annual Meeting, all of the Series C Preferred sold for $24,250 per share of Series C Preferred (125% of the $19,400 purchase price) plus any dividends which have accrued thereon prior to the redemption. Dividends will accrue at 10% if stockholder approval is not obtained. Any 2001 Investors' Warrants and placement agent warrants issued prior to the date of the Annual Meeting would remain outstanding following any such redemption of Series C Preferred. The Company has issued $8,000,000 of Series C Preferred in two closings. Net proceeds from the sale of the Series C Preferred in excess of $3,000,000 will remain in an escrow account until such time as stockholder approval is obtained.

Proceeds from the sale of Series C Preferred are being and will be used to fund our working capital needs and in particular our increasing sales and marketing efforts.

Item 4.  Submission of Matters to a Vote of Security Holders

The first closing of the sale of our Series C Preferred Stock occurred on March 29, 2001. Pursuant to the terms of the Series C Preferred, the conversion feature of the Series C Preferred was submitted for approval of our stockholders. The meeting at which such matter will be considered is our Annual Meeting, scheduled for May 24, 2001.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibit.

              Exhibit No.  Description

              4.1 Certificate of Designations of Series C Convertible Preferred Stock.

              4.2 Form of Securities Purchase and Subscription Agreement dated as of March 29, 2001 by and between Careside, Inc. and Purchasers.

              4.3 Form of Warrant Agreement dated as of March 29, 2001 executed by Careside, Inc. and addressed to Purchasers (including Warrant Certificate).

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                                      CARESIDE, INC.


Date:  May 15, 2001                   By:  /s/ W. Vickery Stoughton
                                           ------------------------
                                           W. Vickery Stoughton
                                           Chairman and Chief Executive Officer
                                           (Principal Executive Officer)



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