Form 10-Q/A
period 2001-03-31
CARESIDE INC
filed 2001-07-27
CIK 1070602

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                _______________


                                   FORM 10-Q/A
                                Amendment No.1


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

                        PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements
                                 CARESIDE, INC.

                          CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                 Assets
                                 ------
                                                                              December 31,           March 31,
                                                                                  2000                 2001
                                                                              ------------           ---------
                                                                                                    (unaudited)
Current Assets:
  Cash and cash equivalents                                                         $  1,789            $  1,036
  Accounts receivable, net of allowance of $53 in 2000 and $87 in 2001                   104                 116
  Inventory                                                                            2,698               2,844
  Prepaid expenses and other                                                             174                 208
                                                                                    --------            --------
          Total current assets                                                         4,765               4,204
                                                                                    --------            --------
Property and Equipment, net of accumulated depreciation of $4,212 in
 2000 and $4,754 in 2001                                                               5,643               5,214
                                                                                    --------            --------
Deposits and Other                                                                        24                  24
                                                                                    --------            --------
Goodwill, net of accumulated amortization of $566 in 2000,
 and $708 in 2001                                                                      2,231               2,089
                                                                                    --------            --------
                                                                                    $ 12,663            $ 11,531
                                                                                    ========            ========
                 Liabilities and Stockholders' Equity
                 ------------------------------------
Current Liabilties:
  Current portion of long-term debt                                                 $  2,520            $  2,539
  Current portion of obligation under capital lease                                       13                  13
  Accounts payable                                                                     1,457               1,556
  Accrued expenses                                                                       420                 514
  Accrued interest                                                                       334                 383
                                                                                    --------            --------
          Total current liabilties                                                     4,744               5,005
                                                                                    --------            --------
Long-Term Debt, net of current portion                                                 1,192               1,050
                                                                                    --------            --------
Obligation Under Capital Lease, net of current portion                                    23                  20
                                                                                    --------            --------
Commitments
Manditorily Redeemable Series B Convertible Preferred Stock
 290 and 180 shares issued and outstanding at
 December 31, 2000 and March 31, 2001, respectively
Manditorily Redeemable Series C Convertible Preferred Stock                            1,054                 858
 0 and 77.6805 shares issued and outstanding at
 December 31, 2000 and March 31, 2001, respectively                                        -                 201

Stockholders' Equity:
Common stock, $.01 par value:
 50,000,000 shares authorized-
 10,590,191 and 11,275,302 shares issued and outstanding at
 December 31, 2000 and March 31, 2001                                                    106                 113
  Additional paid-in capital                                                          50,743              52,809
  Accumulated Deficit                                                                (45,199)            (48,525)
                                                                                    --------            --------
    Total stockholders' equity                                                         5,650               4,397
                                                                                    --------            --------
                                                                                    $ 12,663            $ 11,531
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

                                CARESIDE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

Note 1:  BASIS OF PRESENTATION


The accompanying unaudited consolidated financial statements for the three months ended March 31, 2001 of Careside, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes that the Company's existing sources of liquidity fund its planned operation into 2001. However, there are uncertainties that may impact the Company's ability to fund its planned operations and meet its operating objectives. In management's opinion, all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the financial position and results of operations, have been made. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results expected for the entire year. These financial statements should be read in conjunction with the Auditors Report on the Company's financial statements and notes related thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and other areas included herein including Liquidity and Capital Resources. Certain prior period amounts have been reclassified to conform to the current period presentation.


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



                                                               As of
                                            December 31, 2000            March 31, 2001
      Raw materials                                $1,164,000                $1,134,000
      Work in process                                 126,000                   223,000
      Finished goods                                2,036,000                 2,115,000
      Reserve for Excess and obsolescence            (628,000)                 (628,000)
                                                -------------             -------------
      Total                                        $2,698,000                $2,844,000
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



The Company's distributions do not have rights of return or cancellation or any price protection provisions. Revenue from distributors that does not meet all of the requirements of SAB 101 are deferred and recognized upon the sale or acceptance, if applicable, of the product to the end user.



The Company has entered into sales agreements with leasing companies whereby the Company sells its products directly to the leasing company, who then leases the products to the end user. Sales to the leasing company are on a non-recourse basis and are recognized at the later of shipment date or customer acceptance, when applicable.


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

Note 6:  MANDATORILY REDEEMABLE PREFERRED STOCK


In September and November 2000 the Company issued 350 shares of mandatorily redeemable Series B Convertible Preferred Stock. At March 31, 2001, 170 of Series B shares had been converted and 180 shares remained outstanding. The stock has a par value of $.01 per share and a liquidation preference of $5,000 per share; it is mandatorily redeemable at the option of the holders on September 13, 2002 at a redemption price of $5,000 per share or $900,000 for the remaining shares.



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



Each share of Series C Preferred is convertible into a number of shares of Common Stock which is equal to $19,400 divided by a conversion price that is equal to 80% of the five day average trading price prior to conversion, but not less than $1.55. If the average closing price of the Company's Common Stock during the five trading days prior to the conversion date is at least $2.43, then the conversion price will be equal to $1.94 (80% of $2.43). If the average closing price during the five trading days prior to the conversion date is less than $2.43 then the conversion price will be the greater of (x) 80% of such
                                                 -------
average closing price or (y) $1.55 (64% of $2.43). The effect of this formula is that the conversion price can never be less than $1.55 (64% of the five-day average trading price prior to the first closing in the private placement) or more than $1.94. As soon as practicable, the Company intends to file a registration statement registering for resale under the Securities Act of 1933 all of the shares of Common Stock issuable upon conversion of the Series C Preferred or exercise of the 2001 Investors' Warrants and the warrant earned by the placement agent. The Series C Preferred will automatically convert into Common Stock on the day prior to the date of effectiveness of that registration statement.


The Company is seeking stockholder approval at its Annual Meeting scheduled on May 24, 2001 for the sale and issuance of up to 13,774,130 shares of Common Stock upon conversion or exercise of the Series C Preferred, the 2001 Investors' Warrants and the warrants issued to the placement agent that have an exercise price below the market price of the Common Stock on the date of issuance. The Series C Preferred is not convertible unless such stockholder approval is obtained.


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS - CAUTIONARY STATEMENTS


Certain statements contained in this Quarterly Report on Form 10-Q/A, including statements regarding the anticipated development and expansion of the Company's business and expenditures, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and other statements contained herein regarding matters that are not historical facts, are "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, those discussed in other filings, including those contained in the Company's Form 10-K for the year ended December 31, 2000.


GENERAL

The Company markets the Careside System, a proprietary blood testing system. It is designed to decentralize laboratory operations and provides a solution to the limitations of central blood testing laboratories. The Careside System consists of a desktop testing instrument called the Careside Analyzer(R), disposable test cartridges, an optional hematology device, the Careside H-2000 Hematology Analyzer (the "H-2000") and a data management device, the Careside Connect. The Careside System performs blood tests at the same location as the patient, or what is commonly called point-of-care. It provides rapid test results within 10 to 15 minutes from the time the blood is drawn from the patient, in contrast to the traditional method of sending blood samples to hospital or commercial laboratories and waiting between 4 and 24 hours to obtain test results. Such centralized laboratories are burdened by transportation time and volume processing steps. In addition, the Careside System is cost competitive and offers a comprehensive test menu, which the Company believes represents more than 80% of all routine blood tests ordered on an out-patient basis. These include all of the most commonly ordered blood tests, as well as blood tests required for critical care testing, including chemistry, electrochemistry, and coagulation tests within a single testing instrument and hematology testing in a separate but integrated instrument. As of March 31, 2001, the Careside Analyzer and 41 tests were cleared for marketing by the FDA or are exempt and can be marketed for professional laboratory use. An additional 18 FDA approved hematology tests are on the H-2000. The Company believes that no other product for decentralized blood testing currently in the market offers nearly as broad a menu of tests or combines these test categories.


The Company initiated commercial sales in the fourth quarter of 2000. The Company has incurred losses and expects to incur increasing losses for the foreseeable future as the Company launches its products and its marketing expenditures increase. The Company's revenue for the immediate future will be dependent on market acceptance and the speed of unit placements with physicians and clinics.

The following is a discussion of the financial condition and results of operations for the Company for the three months ended March 31, 2001 and 2000. It should be read in conjunction with the Financial Statements included on the Company's form 10-K filed on March 29, 2001, as amended, and the Notes thereto and other financial information included elsewhere in this report.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 AND 2000

Sales. Sales decreased to $184,000 in the first quarter of 2001 compared to $283,000 in 2000. Sales in 2001 were both Careside Analyzers and Careside H-2000's. Sales in 2000 were predominately sales of Careside H-2000's, a product the Company acquired in December 1999. The reduction in sales versus prior year was caused by a shift in focus from the veterinary to the human market in order to align our H-2000 sales efforts with the marketing efforts of our sales staff, which are directed to customers who might use all of your products. Our increase in Accounts Receivable, while our sales decrease, is due to the timing of payment for our products as we undertake this shift. In general, foreign sales generate cash payments earlier than domestic sales. The cost of sales represents the cost of instruments and reagents sold and the fixed costs associated with manufacturing efforts. In 2000, the Company was a development stage company. As a result, these fixed costs were recognized as product development expense. In 2001, this represented $917,000 of cost of goods. A like amount was recorded as development expense for the quarter ended December 31, 2000.


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

Goodwill. Goodwill amortization of $142,000 was recorded in both 2001 and 2000 and is associated with goodwill recorded from the December 1999 acquisition of Texas International Laboratories, Inc.


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

Net cash used in operating activities for the three months ended March 31, 2001 was approximately $2.6 million. For the period ended March 31, 2001, cash used in operating activities primarily represents the net loss for the period and increases in inventory offset by increases in depreciation and amortization, and accounts payable. Net cash used in operating activities was approximately $2.9 million for the three months ended March 31, 2000. This represents the net loss for the year offset by depreciation and amortization and increases in accounts payable partially offset by decreases in inventory, accounts receivable and accrued expenses. We provide reserves for doubtful accounts based on our specific review of aged accounts receivable. As of March 31, 2001 allowance for doubtful accounts related primarily to reserves required in connection with TIL, which we acquired in December 1999.

Cash used in investing activities for the purchase of property and equipment was approximately $113,000 and $969,000 for the three months ended March 31, 2001 and 2000, respectively. The cash used in 2000 and 2001 was primarily for the acquisition of manufacturing equipment and laboratory equipment used in research and development.

Cash provided by financing activities was approximately $1.9 million for the three months ended March 31, 2001, net of payments made on long-term obligations. Net each provided by financing was a result of a first closing of a private placement of our Series C convertible Preferred Stock ("Series C Preferred") as of March 31, 2001.


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

In March 2000, we sold 1,184,091 shares of Common Stock in a private placement for $8.77 per share. Proceeds, net of approximately $840,000 of offering costs, amounted to approximately $9.5 million. These shares were subsequently registered with the SEC in April 2000. As part of this transaction, warrants to purchase 101,305 shares of Common Stock were issued to the placement agent and contingent warrants to purchase 154,247 shares of Common Stock were issued. During the third quarter, the conditions triggering exercisability of these contingent warrants were met. A total of 130,092 of these contingent warrants were exercised prior to their expiration on December 15, 2000 and the remainder expired. We used the proceeds from this financing to expand our sales and marketing effort and to fund research and development costs associated with the Careside Analyzer. In addition, our demand for devices was increasing at that time. The proceeds were also used to purchase Analyzers and H-2000s from our manufacturers.


In September 2000, we raised $615,000 of net proceeds in a private placement of 150 shares of Series B Convertible Preferred Stock and 75,000 five-year warrants to purchase Common Stock. That financing also included the placement of a warrant to purchase an additional $1,000,000 of Series B Convertible Preferred Stock. The Company used the proceeds of this financing to expand our sales and marketing effort as well as remaining research and development costs prior to the re-launch of the Careside Analyzer. It was also used to build our cartridge inventory. In addition, our manufacturing costs were increasing at that time and the proceeds were used to purchase Analyzers and H-2000s from our manufacturers. In addition, the financing included the placement of callable two year warrants exercisable for up to 4,000,000 shares of Common Stock, subject to conditions, in multiples of twenty shares of Common Stock at an exercise price of $14.00 per share ("Callable Common Warrants"). We can call the Callable Common Warrants at a price equal to 95% of the average trading price over the two days prior to the date of delivery of our call notice. As of March 31, 2001, none of the Callable Common Warrants had been called. The Series B Convertible Preferred Stock is convertible into Common Stock at 95% of an average of the ten lowest trading prices during the thirty days before the date of conversion. At present, the Company may only issue up to an aggregate of 1,797,361 shares of Common Stock upon conversion of our Series B Convertible Preferred Stock and exercise of the Callable Common Warrant. The Company is seeking at its May 2001 Annual Meeting stockholder approval of the issuance of any of the additional 2,860,972 shares that may be issued in connection with the conversion of Series B Convertible Preferred Stock and the exercise of the Callable Common Warrant.

In a series of related transactions in November 2000, December 2000 and January 2001, the Company raised $3,942,000 of net proceeds in a private placement of 1,742,951 shares of Common Stock and 87,148 warrants to purchase Common Stock. The Company used the proceeds of this financing primarily to expand our sales and marketing effort and to fund purchases from our manufacturers of Careside Analyzers and H-2000s.


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

Our independent public accountant's report for the year ending December 31, 2000 has an explanatory paragraph raising substantial doubt about our ability to continue as a going concern.


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


                                      CARESIDE, INC.



Date:  July____, 2001                 By:  /s/ W. Vickery Stoughton

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