Form 10-Q
period 2001-06-30
CARESIDE INC
filed 2001-08-14
CIK 1070602

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                _______________

                                   FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended June 30, 2001
                                _______________


                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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


    Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days

   Yes [X]     No [_]


    The number of shares outstanding of the Registrant's common Stock, par value $.01 per share, was 11,699,499 as of August 13, 2001.

                                 CARESIDE, INC.

                                     INDEX

                                                                                                  Page
                                                                                                  ----
Part I - Financial Information
         ---------------------
     Item 1.  Financial Statements

          Balance Sheets at December 31, 2000 and June 30, 2001 (unaudited)......................   3
          Statements of Operations for the three and six months ended
           June 30, 2000 and 2001(unaudited).....................................................   4
          Statements of Cash Flows for the six months ended
           June 30, 2000 and 2001(unaudited).....................................................   5
          Notes to Financial Statements..........................................................   6

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
      Operations..................................................................................  9

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......................... 13

Part II - Other Information

     Item 2.  Changes in Securities and Use of Proceeds........................................... 14

     Item 4.  Submission of Matters to a Vote of Security Holders................................. 14

     Item 6.  Exhibits and Reports on Form 8-K.................................................... 15

Signatures........................................................................................ 16


                        PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements
                                CARESIDE, INC.

                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share amounts)

                                    Assets
                                    ------

                                                                             December 31,    June 30,
                                                                                2000           2001
                                                                             -----------    ----------
Current Assets:                                                                             (unaudited)
  Cash and cash equivalents                                                  $      1,789   $    5,624
  Accounts receivable, net of allowance of $53 in 2000 and $106 in 2001               104          105
  Inventory                                                                         2,698        2,767
  Prepaid expenses and other                                                          174          230
                                                                             ------------   ----------
          Total current assets                                                      4,765        8,726
                                                                             ------------   ----------
Property and Equipment, net of accumulated depreciation of $4,212 in
           2000 and $5,286 in 2001                                                  5,643        4,731
                                                                             ------------   ----------
Deposits and Other                                                                     24           24
Goodwill, net of accumulated amortization of $566 in 2000,                   ------------   ----------
           and $850 in 2001                                                         2,231        1,948
                                                                             ------------   ----------
                                                                             $     12,663   $   15,429
                                                                             ============   ==========
                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current Liabilties:
  Current portion of long-term debt                                          $      2,520   $    2,556
  Current portion of obligation under capital lease                                    13           14
  Accounts payable                                                                  1,457        1,332
  Accrued expenses                                                                    420          530
  Accrued interest                                                                    334          433
                                                                             ------------   ----------
          Total current liabilties                                                  4,744        4,865
                                                                             ------------   ----------
Long-Term Debt, net of current portion                                              1,192          902
                                                                             ------------   ----------
Obligation Under Capital Lease, net of current portion                                 23           16
                                                                             ------------   ----------
Commitments
  Manditorily Redeemable Series B Convertible Preferred Stock
      290 and 100 shares issued and outstanding at
      December 31, 2000 and June 30, 2001, respectively                             1,054          481

Stockholders' Equity:
  Preferred stock - Undesignated, $.01 par value:
    4,836,117 authorized at June 30, 2001
    zero shares issued and outstanding                                                  -           -
  Preferred stock - Series C Convertible Preferred Stock, $.01 par value:
    zero and 517.3716 shares issued and outstanding at
    December 31, 2000 and June 30, 2001                                                 -        3,799
  Common stock, $.01 par value:
    50,000,000 shares authorized-
    10,590,191 and 11,475,156 shares issued and outstanding at
    December 31, 2000 and June 30, 2001                                               106          115
  Additional paid-in capital                                                       50,743       57,452
  Accumulated Deficit                                                             (45,199)     (52,200)
                                                                             ------------   ----------
          Total stockholders' equity                                                5,650        9,166
                                                                             ------------   ----------
                                                                             $     12,663   $   15,429
                                                                             ============   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                                CARESIDE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
         (in thousands, except share and per share amounts)(unaudited)


                                                            Three Months Ended              Six Months Ended
                                                                 June 30,                        June 30,
                                                      ---------------------------       --------------------------
                                                          2000            2001             2000            2001
                                                      ----------      -----------       ----------     -----------
SALES, net ....................................       $      245      $       192       $      528     $       376

COST OF SALES..................................              109            1,032              252           2,035
                                                      ----------      -----------       ----------     -----------

GROSS PROFIT...................................              136             (840)             276          (1,659)

OPERATING EXPENSES:
   Research and development - product                      2,309              808            4,772           1,614
   Research and development - software                       180              248              235             451
   Sales and marketing.........................              998            1,010            1,942           1,863
   General and administrative .................              453              555            1,119             960
   Goodwill amortization ......................              142              142              283             283
                                                      ----------      -----------       ----------     -----------

   Operating Loss..............................           (3,946)          (3,603)          (8,075)         (6,830)

INTEREST and OTHER INCOME, net.................              221               19              298              29
INTEREST EXPENSE...............................             (107)             (90)            (253)           (200)
                                                      ----------      -----------       ----------     -----------
NET LOSS.......................................           (3,832)          (3,674)          (8,030)         (7,001)

DIVIDENDS ON PREFERRED STOCK:
 BENEFICIAL CONVERSION FEATURE                                 -           (3,799)               -          (3,799)
 ACCRETED AND ACCRUED..........................              (26)            (892)             (52)           (939)
                                                      ----------      -----------       ----------     -----------

NET LOSS TO COMMON
STOCKHOLDERS...................................       $   (3,858)     $    (8,365)      $   (8,082)    $   (11,739)
                                                      ----------      -----------       ----------     -----------

BASIC AND DILUTED LOSS PER SHARE...............       $    (0.44)     $     (0.73)      $    (0.97)    $     (1.04)
                                                      ----------      -----------       ----------     -----------
SHARES USED IN COMPUTING
BASIC AND DILUTED NET LOSS PER SHARE...........        8,797,815       11,416,187        8,332,583      11,255,229
                                                      ==========      ===========       ==========     ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                                CARESIDE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands)(unaudited)

                                                           Six Months Ended
                                                               June 30,
                                                         ---------------------
                                                            2000        2001
                                                         --------    ---------
Operating Activities:
  Net loss                                                $(8,030)    $(7,001)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                         1,356       1,358
Changes in operating assets and liabilties:
      Accounts receivable                                     (73)         (1)
      Inventory                                              (839)       (121)
      Prepaid expenses and other                             (206)        (56)
      Accounts payable                                      1,217        (125)
      Accrued expenses                                         83         117
      Accrued interest                                       (518)         99
                                                          -------     -------
          Net cash used in operating activities            (7,010)     (5,740)
                                                          -------     -------
Investing Activities:
  Purchases of property and equipment                      (1,651)       (110)
                                                          -------     -------
          Net cash used in investing activities            (1,651)       (110)
                                                          -------     -------
Financing Activities:
  Proceeds from borrowings under
    long-term debt                                            795           -
  Payments on long-term debt                                 (304)       (254)
  Payments on capital lease obligation                         (6)         (6)
  Deferred offering costs                                       2           -
  Net proceeds from the issuance of
    preferred and common stock                              9,606       9,945
                                                          -------     -------
          Net cash provided by financing activities        10,093       9,685

Net Increase in Cash and
  Cash Equivalents                                          1,432       3,835
Cash and Cash Equivalents, beginning
  of period                                                 4,905       1,789
                                                          -------     -------
Cash and Cash Equivalents, end
  of period                                               $ 6,337     $ 5,624
                                                          =======     =======

  The accompanying notes are an integral part of these consolidated financial statements.

                                CARESIDE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

Note 1:   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for the three months and six months ended June 30, 2001 of Careside, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes that the Company's existing sources of liquidity are sufficient to fund its planned operations into 2002. However, there are uncertainties that may impact the Company's ability to fund its planned operations and meet its operating objectives. In management's opinion, all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the financial position and results of operations, have been made. The results of operations for the three months and six months ended June 30, 2001 are not necessarily indicative of the results expected for the entire year. These financial statements should be read in conjunction with the auditors report on the Company's financial statements and notes related thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2000, as amended, and other areas included herein including liquidity and capital resources. Certain prior period amounts have been reclassified to conform to the current period presentation.

The financial statements as of and for the quarter and six months ended June 30, 2000 were prepared under a development stage presentation. The Company exited the development stage in the fourth quarter of 2000. As such, certain costs and expenses for the quarter and six months ended June 30, 2001 have been reallocated accordingly.

Note 2:   INVENTORIES

At June 30, 2001, inventories consisted of raw materials to be utilized in the manufacturing of disposable test cartridges and finished goods including test cartridges and analyzers. Inventories are carried at the lower of cost or market computed on a first-in, first-out (FIFO) basis.

                                        December 31, 2000        June 30, 2001
                                        -----------------        -------------
Raw materials                               $1,164,000              $1,396,000
Work in process                                126,000                 232,000
Finished goods                               2,036,000               1,767,000
Reserve for Excess and Obsolescence           (628,000)               (628,000)
                                            ----------              ----------
Total                                       $2,698,000              $2,767,000
                                            ==========              ==========

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

Generally, the Company's distributors do not have rights of return or cancellation or any price protection provisions. Revenue from distributors that does not meet all of the requirements of SAB 101 are deferred and recognized upon the sale or acceptance, if applicable, of the product to the end user.

The Company has entered into sales agreements with leasing companies whereby the Company sells its products directly to the leasing company, which then leases the products to the end user. Sales to the leasing company are on a non-recourse basis and are recognized at the later of shipment date or customer acceptance, when applicable.

Note 5:   STATEMENTS OF CASH FLOWS

During the six-month periods ended June 30, 2001 and 2000 cash paid for interest was approximately $99,000 and $77,000 respectively. During the same periods the company made no cash payments for income taxes.

The Company had the following non-cash investing and financing activities which have been excluded from the consolidated statement of cash flows:

                                                                 For the six
                                                                 months ended
                                                                   June 30,
                                                              2000            2001
                                                          ----------       ----------

Accrued Dividends                                         $   52,000      $    20,000
Accreted Dividends                                                 -          919,000
Beneficial Conversion on Series C Preferred Stock                  -        3,799,000
Conversion of Series B Preferred Stock and Accrued
  Dividends to Common Stock                                        -          614,000
Transfer of Analyzers from Inventory to Fixed Assets               -           52,000

Note 6:   MANDATORILY REDEEMABLE PREFERRED STOCK

In September and November 2000, the Company issued 350 shares of mandatorily redeemable Series B Convertible Preferred Stock. At June 30, 2001, 250 of Series B shares had been converted to common stock and 100 shares remained outstanding. The stock has a par value of $.01 per share and a liquidation preference of $5,000 per share. The remaining 100 shares outstanding were converted to common stock in July, 2001.

In March and May 2001, the Company issued 517.3716 shares of Series C Convertible Preferred Stock ("Series C Preferred"), together with five-year warrants to purchase 5,173,716 shares of Common Stock at an exercise price of $2.55 per common share ("2001 Investors' Warrants"). The Company also issued warrants to purchase 517,371 shares of Common Stock at an exercise price per share of $1.94 ("2001 Agent's Warrants") to its placement agent in the transaction. The estimated fair value of the warrants issued in these transactions was $6,131,000, computed using the Black-Scholes option pricing model. This amount was credited to additional paid-in capital.

Each share of Series C Preferred is convertible into a number of shares of Common Stock at a conversion price between $1.55 and $1.94. On June 8, 2001, the Company filed a registration statement registering for resale the maximum number of shares of Common Stock issuable upon conversion of the Series C Preferred and upon exercise of the 2001 Investors' Warrants and 2001 Agent's Warrant. The Series C Preferred will automatically convert into Common Stock on the day prior to the date of effectiveness of that registration statement. At the floor conversion price of $1.55, a total of 13,774,130 shares of Common Stock may be issued upon conversion of the Series C Preferred and exercise of the 2001 Investors' Warrants and 2001 Agent's Warrants. This total number of shares of Common Stock is greater than 20% of the total number of outstanding shares of the Company's Common Stock on the date of issuance of the Series C Preferred and related warrants. Also, these shares may be issued at less than the book or market value of the Company's Common Stock. Because of this,
Section 7.13(a) of the American Stock Exchange Company Guide required stockholder approval for the issuance of 13,774,130 shares of Common Stock upon conversion of the Series C Preferred and exercise of the 2001 Investors' Warrants and 2001 Agent's Warrants that have a below-market exercise price. If stockholder approval were not obtained, the Company would have had to redeem all of the outstanding shares of Series C Preferred for $24,250 per share of Series C Preferred plus any accrued dividends.

The Company received stockholder approval at its Annual Meeting on May 24, 2001 for the sale and issuance of up to 13,774,130 shares of Common Stock upon conversion or exercise of the Series C Preferred, the 2001 Investors' Warrants and the 2001 Agent's Warrants that have an exercise price below the market price of the Common Stock on the date of issuance. With this approval, the mandatory redemption feature no longer exists. As a result, on May 24, the accretion to redemption value associated with the previous mezzanine treatment of this financing was discontinued and the Series C Preferred was recorded as Preferred Stock in the equity section of the balance sheet. The Series C Preferred has a liquidation preference of $19,400 per share over common stockholders but is subordinate to other Preferred Stock.

Proceeds from the sale of Series C Preferred are being and will be used to fund the Company's working capital needs and in particular, increasing sales and marketing efforts.

The difference in the carrying value of the mandatorily redeemable Series B Convertible Preferred Stock at the date of issuance and the redemption amount is accreted, using the interest method, over the period from the issuance date to the required redemption date as a charge to additional paid-in capital and as a dividend, increasing the loss available to common stockholders.

Note 7:   ISSUANCE OF SECURITIES

On May 31, 2001, at a third closing of the private placement of its Series C Preferred, the Company sold 104.9248 shares of Series C Preferred to accredited investors, together with five-year warrants to purchase 1,049,248 shares of Common Stock at an exercise price of $2.55 per common share. The placement agent in the transaction earned warrants to purchase approximately 104,925 shares of Common Stock at an exercise price per share of $1.94 in connection with this closing.

Note 8:   SUBSEQUENT EVENTS

In July 2001, The remaining 100 shares of Series B Preferred Stock were converted into 213,153 shares of Common Stock. This retires all of the Series B Preferred Stock that in July and August, 3 calls were made on the callable warrant issued in the Series B Preferred transaction. Total proceeds of $37,000 were received and resulted in the issuance of 11,190 shares of Common Stock.

In July 2001, the company entered into a purchase commitment with the supplier of its analyzers for up to $2.0 million of product over a nine month period.

Note 9.   NEW ACCOUNTING PRONOUNCEMENTS

Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, were recently issued. The Company plans to adopt the standards effective January 1, 1002. The statements, among other things, require the use of purchase accounting for business combinations, discontinues amortization of goodwill, and requires an annual assessment of goodwill for impairment. The statements require amortization of goodwill recorded in connection with previous business combinations to cease upon adoption of the statements by calendar year companies on January 1, 2002. The Company is currently studying the impact of the statements on its financial position, results of operations and cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS - CAUTIONARY STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q, including statements regarding the anticipated development and expansion of the Company's business and expenditures, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and other statements contained herein regarding matters that are not historical facts, are "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, those discussed in other filings, including those contained in the Company's Form 10-K/A, as amended, for the year ended December 31, 2000.

GENERAL

The Company markets the Careside System, a proprietary blood testing system. It is designed to decentralize laboratory operations and provides a solution to the limitations of central blood testing laboratories. The Careside System consists of a desktop testing instrument called the Careside Analyzer(R), disposable test cartridges, an optional hematology device, the Careside H-2000 Hematology Analyzer (the "H-2000") and a data management device, the Careside Connect. The Careside System performs blood tests at the same location as the patient, or what is commonly called point-of-care. It provides rapid test results within 10 to 15 minutes from the time the blood is drawn from the patient, in contrast to the traditional method of sending blood samples to hospital or commercial laboratories and waiting between 4 and 24 hours to obtain test results. Such centralized laboratories are burdened by transportation time and volume processing steps. In addition, the Careside System is cost competitive and offers a comprehensive test menu, which the Company believes represents more than 80% of all routine blood tests ordered on an out-patient basis. These include all of the most commonly ordered blood tests, as well as blood tests required for critical care testing, including chemistry, electrochemistry, and coagulation tests within a single testing instrument and hematology testing in a separate but integrated instrument. As of June 30, 2001, the Careside Analyzer and 41 tests were cleared for marketing by the FDA or are exempt and can be marketed for professional laboratory use. An additional 18 FDA approved hematology tests are available on the H-2000. The Company believes that no other product for decentralized blood testing currently in the market offers nearly as broad a menu of tests or combines these test categories.

The Company initiated commercial sales in the fourth quarter of 2000. The Company has incurred losses and expects to incur increasing losses for the foreseeable future as the Company launches its products and its marketing expenditures increase. The Company's revenue for the immediate future will be dependent on market acceptance and the speed of unit placements with physicians and clinics.

The following is a discussion of the financial condition and results of operations for the Company for the three and six month periods ended June 30, 2001 and 2000. It should be read in conjunction with the Financial Statements included on the Company's form 10-K/A, as amended, filed on July 27, 2001, and the Notes thereto and other financial information included elsewhere in this report.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 AND 2000

Sales. Sales decreased to $192,000 in the second quarter of 2001 compared to $245,000 in 2000. Sales in 2001 were both Careside Analyzers and Careside H-2000's to the U.S. medical market. Sales in 2000 were predominately sales of Careside H-2000's to international and veterinary customers. The reduction in sales versus prior year was caused by a shift in focus from the veterinary to the human market in order to align our H-2000 sales efforts with the marketing efforts of our sales staff which are directed to customers who might use all of our products. The cost of sales represents the cost of instruments and reagents sold and the fixed costs associated with manufacturing efforts. In 2000, the Company was a development stage company. As a result, these fixed costs were recognized as product development expense. In 2001, $917,000 is included in cost of goods which was previously treted as product development. A like amount was recorded as development expense for the quarter ended December 31, 2000.

Research and Development Expenses - Product. Research and development expenses decreased to approximately $808,000 for the three months ended June 30, 2001 from $2.3 million for the three months ended June 30, 2000. This decrease of $1.5 million, was primarily attributable to completion of third party contract development work associated with producing the Careside Analyzer and the allocation of certain fixed costs including depreciation and facility related expenses to cost of sales.

Research and Development Expenses - Software. Software development expenses increased to approximately $248,000 for the three months ended June 30, 2001 from $180,000 for the three months ended June 30, 2000. This increase of $68,000 was primarily attributable to software development associated with the development of the Careside Connect.

Selling and Marketing Expenses. Sales and marketing expenses increased to $1,010,000 for the three months ended June 30, 2001 from $998,000 for the three months ended June 30, 2000. This increase of $12,000 is due to increased marketing efforts.

General and Administrative Expenses. General and administrative expenses increased to $555,000 for the three months ended June 30, 2001 from $453,000 for the three months ended June 30, 2000. This increase of $102,000 is primarily attributable to timing of the performance of certain activities from the first three months versus prior year patterns and increased costs associated with the proxy solicitation for Careside's annual shareholder meeting.

Goodwill. Goodwill amortization of $142,000 was recorded in both 2001 and 2000 and is associated with goodwill recorded from the December 1999 acquisition of Texas International Laboratories, Inc.

Interest Income and Expense. Interest income decreased to approximately $19,000 for the three months ended June 30, 2001 compared to $221,000 for the three months ended June 30, 2000. This decrease of $202,000 is attributable to lower cash balances in 2001 than in 2000. Interest expense decreased to $90,000 in 2001 from $107,000 in 2000 due to lower remaining balances on the equipment leases in 2001.

Net Loss. Net loss to common stockholders increased $4.5 million to approximately $8.4 million for the three months ended June 30, 2001 from $3.9 million for the six months ended June 30, 2000. This increase is attributable to the non-cash accretion, reflected as dividends on preferred stock of $885,000, the beneficial conversion feature dividend of $3.8 million associated with our Series C Preferred Stock and accrued dividends on preferred stock of $7,000. Excluding these non-cash charges, the net loss decreased $158,000 from period to period for the reasons discussed previously.


SIX MONTHS ENDED JUNE 30, 2001 AND 2000

Sales. Sales decreased to $376,000 in the first half of 2001 compared to $528,000 in 2000. Sales in 2001 were both Careside Analyzers and Careside H-2000's to the U.S. medical market. Sales in 2000 were predominately sales of Careside H-2000's to international and veterinary customers. The reduction in sales versus prior year was caused by a shift in focus from the veterinary to the human market in order to align our H-2000 sales efforts with the marketing efforts of our sales staff which are directed to customers who might use all of our products. The cost of sales represents the cost of instruments and reagents sold and the fixed costs associated with manufacturing efforts. In 2000, the Company was a development stage company. As a result, these fixed costs were recognized as product development expense. In 2001, $1.8 million is included in cost of goods which was previously treated as product development. A like amount was recorded as development expense for the six months ended December 31, 2000.

Research and Development Expenses - Product. Research and development expenses decreased to approximately $1.6 million for the six months ended June 30, 2001 from $4.8 million for the six months ended June 30, 2000. This decrease of $3.2 million, was primarily attributable to completion of third party contract development work associated with producing the Careside Analyzer and the allocation of certain fixed costs including depreciation and facility related expenses to cost of sales.

Research and Development Expenses - Software. Software development expenses increased to approximately $451,000 for the six months ended June 30, 2001 from $235,000 for the six months ended June 30, 2000. This increase of $216,000 was primarily attributable to software development associated with the development of the Careside Connect.

Selling and Marketing Expenses. Sales and marketing expenses decreased to $1,863,000 for the six months ended June 30, 2001 from $1,942,000 for the six months ended June 30, 2000. This decrease of $79,000 is due to reduced commission accruals and lower staffing in the first three months of 2001.

General and Administrative Expenses. General and administrative expenses decreased to $1.0 million for the six months ended June 30, 2001 from $1.1 million for the six months ended June 30, 2000. This increase of $100,000 is primarily attributable to expense reduction efforts.

Goodwill. Goodwill amortization of $283,000 was recorded in both 2001 and 2000 and is associated with goodwill recorded from the December 1999 acquisition of Texas International Laboratories, Inc.

Interest Income and Expense. Interest income decreased to approximately $29,000 for the six months ended June 30, 2001 compared to $298,000 for the six months ended June 30, 2000. This decrease of $269,000 is attributable to lower cash balances in 2001 than in 2000. Interest expense decreased to $200,000 in 2001 from $253,000 in 2000 due to lower remaining balances on the equipment leases in 2001.

Net Loss. Net loss to common stockholders increased $3.6 million to approximately $11.7 million for the six months ended June 30, 2001 from $8.1 million for the six months ended June 30, 2000. This increase is attributable to the non-cash accretion, reflected as dividends on preferred stock of $919,000, the beneficial conversion feature dividend of $3.8 million associated with our Series C Preferred Stock and accrued dividends on preferred stock of $20,000.

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


LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations since inception primarily through the net proceeds generated from the issuance of common and preferred stock, long-term debt and certain short-term borrowings that were subsequently converted into equity securities. As of June 30, 2001, we have received net proceeds aggregating approximately $55.8 million from equity transactions.

Net cash used in operating activities for the six months ended June 30, 2001 was approximately $5.7 million. For the period ended June 30, 2001, cash used in operating activities primarily represents the net loss for the period and increases in inventory and prepaid expenses offset by increases in depreciation and amortization and a net decrease in accounts payable and accrued expenses on a combined basis. Net cash used in operating activities was approximately $7.0 million for the six months ended June 30, 2000. This represents the net loss for the period offset by depreciation and amortization and increases in accounts payable and accrued expense and partially offset by increases in inventory and prepaid expenses. We provide reserves for doubtful accounts based on our specific review of aged accounts receivable. As of June 30, 2001 the allowance for doubtful accounts related primarily to reserves required in connection with TIL, which we acquired in December 1999.

Cash used in investing activities for the purchase of property and equipment was approximately $162,000 and $1.7 million for the six months ended June 30, 2001 and 2000, respectively. The cash used in 2000 and 2001 was primarily for the acquisition of manufacturing equipment and laboratory equipment used in research and development.

Cash provided by financing activities was approximately $9.7 million for the six months ended June 30, 2001, net of payments made on long term debt obligations. Net cash provided by financing was a result of closing a private placement of our Series C Convertible Preferred Stock ("Series C Preferred") at June 30, 2001.

At June 30, 2001, our principal source of liquidity was approximately $5.6 million in cash and cash equivalents.

In December 1998, we entered into an agreement with an equipment lease financing company regarding a $2.5 million facility secured by specific equipment. Each draw was a separate loan under the facility. We drew the remaining amount in early 2000 secured by manufacturing equipment for the cartridge assembly lines that we had previously purchased. Each equipment loan has a 48-month term and bears an interest rate of approximately 14%-15% per annum adjusted for an index rate based on four-year U.S. Treasury Notes at the time of borrowing.

We entered into an agreement for bridge financing with S.R. One, Limited in December 1998. Under this agreement, we borrowed $3 million, of which $1 million has been converted to 179,696 shares of common stock and warrants to purchase 179,696 shares of common stock. The remaining $2.0 million of the loan matures in November 2001. At that time, we expect either to repay the $2.0 million balance on the bridge financing with the proceeds of a new loan, to negotiate to extend the term or convert the balance of it into preferred or common equity. The annual interest rate on the remaining $2.0 million increased to 10% on July 1, 2000. S. R. One has the option to convert all or any portion of the remaining loan, plus accrued interest thereon, into shares of Series A Convertible Preferred Stock. This Series A Convertible Preferred Stock would be issued to S.R. One on the same basis as the Series A Convertible Preferred Stock that was issued to S. R. One in connection with the $1.0 million conversion discussed above. In connection with the bridge financing, we issued a bridge
warrant to S.R. One.    As currently in effect, the bridge warrant is
exercisable for 235,294 shares of Common Stock, at $6.375 per share. It will expire on June 16, 2004.

In March 2001, at a first closing of the private placement of its Series C Preferred, the Company sold 77.6805 shares of Series C Preferred to accredited investors, together with five-year warrants to purchase 776,805 shares of Common Stock at an exercise price of $2.55 per common share. The gross proceeds of this first closing were $1,507,000. In May 2001, at a second closing of the private placement of its Series C Preferred, the Company sold 334.7663 shares of Series C Preferred to accredited investors, together with five-year warrants to purchase 3,347,663 shares of Common Stock at an exercise price of $2.55 per common share. The gross proceeds of this second closing were $6.5 million. On May 31, 2001, at a third closing of the private placement of its Series C Preferred, the Company sold 104.9248 shares of Series C Preferred to accredited investors, together with five-year warrants to purchase 1,049,248 shares of
Common Stock at an exercise price of $2.55 per common share.   The placement
agent in the transaction earned warrants to purchase 517,371 shares of Common Stock at an exercise price per share of $1.94 in connection with the three closings.

Proceeds from the sale of Series C Preferred and related warrants are being and will be used to fund our working capital needs and in particular our increasing sales and marketing efforts.

At June 30, 2001, our current liquidity and sales revenue expected in 2001 are projected to be sufficient to fund our operating expenses and capital requirements for at least 8 months. To the extent that we need additional funds in connection with generating our commercial product sales, we expect to borrow funds to build sufficient cartridge inventory to meet the needs that would result from anticipated sales. We also expect that the development of additional tests will require research expenditures at a level lower than past spending for test development. Sales and marketing activities will require hiring and training additional staff in 2001. The estimate of the period for which we expect our available sources of cash to be sufficient to meet our funding needs is a forward looking statement that involves risks and uncertainties. There can be no assurance that we will be able to meet our capital requirements for this period as a result of certain factors set forth under "Risk Factors--Additional Funding May Not Be Available" and elsewhere in our registration statement on Form S-3/A dated August 9, 2001, as amended, on file with the SEC dated June 8, 2001. In the event our capital requirements are greater than estimated, we may need to raise additional capital to fund our research and development activities, to scale-up manufacturing activities and to expand our sales and marketing efforts. Our future liquidity and capital funding requirements will depend on numerous factors, including the extent to which our products gain market acceptance, the exercise of outstanding warrants to purchase common stock, the timing of regulatory actions regarding our products, the costs and timing of expansions of sales, marketing and manufacturing activities, procurement and enforcement of patents important to our business, and the impact of competitors' products. There can be no assurance that such additional capital will be available on terms acceptable to us, if at all. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants. If adequate funds are not available, we may be forced to curtail our operations significantly or to obtain funds through entering into collaborative agreements or other arrangements on unfavorable terms. Our failure to raise capital on acceptable terms could have a material adverse effect on our business, financial condition or results of operations and our ability to continue as a going concern.

Our independent public accountants report for the year ending December 31, 2000, has an explanatory paragraph raising substantive doubt about our ability to continue as a going concern.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

    Not applicable

                                    PART II
                               OTHER INFORMATION


Item 2. Changes in Securities and Use of Proceeds

  Sale of Unregistered Securities; Changes in Securities

In March 2001, at a first closing of the private placement of its Series C Preferred, the Company sold 77.6805 shares of Series C Preferred to accredited investors, together with five-year warrants to purchase 776,805 shares of Common Stock at an exercise price of $2.55 per common share. The gross proceeds of this first closing were $1,507,000. In May 2001, at a second closing of the private placement of its Series C Preferred, the Company sold 334.7663 shares of Series C Preferred to accredited investors, together with five-year warrants to purchase 3,347,663 shares of Common Stock at an exercise price of $2.55 per common share. The gross proceeds of this second closing were $6.5 million. On May 31, 2001, at a third closing of the private placement of its Series C Preferred, the Company sold 104.9248 shares of Series C Preferred to accredited investors, together with five-year warrants to purchase 1,049,248 shares of
Common Stock at an exercise price of $2.55 per common share.   The placement
agent in the transaction earned warrants to purchase 517,371 shares of Common Stock at an exercise price per share of $1.94 in connection with the three closings.

On the basis of the sophistication of each of the investors in this private placement, the issuance and sale of the securities in this transaction was exempt from the registration provisions of the Securities Act pursuant to
Section 4(2) and Rule 506 of Regulation D promulgated thereunder.

Each share of Series C Preferred Stock is convertible into a number of shares of Common Stock which is equal to $19,400 divided by a conversion price that is equal to 80% of the five day average trading price prior to conversion, but not less than $1.55. If the average closing price of the Company's Common Stock during the five trading days prior to the conversion date is at least $2.43, then the conversion price will be equal to $1.94 (80% of $2.43). If the average closing price during the five trading days prior to the conversion date is less than $2.43 then the conversion price will be the greater of 80% of such average
                                                 -------
closing price or $1.55 (64% of $2.43). The effect of this formula is that the conversion price can never be less than $1.55 (64% of the five-day average trading price prior to the first closing in the private placement) or more than $1.94. The Company has filed a registration statement registering for resale under the Securities Act for all of the shares of Common Stock issuable upon conversion of the Series C Preferred and exercise of the 2001 Investors' Warrants and the 2001 Agent's Warrant. The Series C Preferred will automatically convert into Common Stock on the day prior to the date of effectiveness of that registration statement.

Proceeds from the sale of Series C Preferred are being and will be used to fund our working capital needs and in particular our increasing sales and marketing efforts.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 6. Exhibits and Reports on Form 8-K

        (a)   Exhibit.

        Exhibit No.        Description

        4.1  Certificate of Designations of Series C Convertible Preferred
             Stock.*

        4.2 Form of Securities Purchase and Subscription Agreement dated as of March 29, 2001 by and between Careside, Inc. and Purchasers.*

        4.3 Form of Warrant Agreement dated as of March 29, 2001 executed by Careside, Inc. and addressed to Purchasers (including Warrant Certificate).*

        4.4  1998 Director Stock Option Plan, as amended to date.**
__________________

* Incorporated herein by reference to Careside's Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2001 filed on May 15, 2001 (SEC File Number 001-15051).

**      Incorporated herein by reference to Careside's Registration Statement on
Form S-8 filed on June 21, 2001 (SEC File Number 333-63570).

        (b)  Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                                      CARESIDE, INC.


Date:  August 14, 2001                By:  /s/ W. Vickery Stoughton
                                           ------------------------
                                           W. Vickery Stoughton
                                           Chairman and Chief Executive Officer
                                           (Principal Executive Officer)



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