Form 10-K/A
period 2000-12-31
CARESIDE INC
filed 2001-09-13
CIK 1070602

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------
                                  FORM 10-K/A

                             Amendment No. 2


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

                                     None

                               ----------------
   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [_]


   On March 19, 2001, the aggregate market value of the Registrant's Common Equity, par value $.01 per share, held by non-affiliates of the Registrant was approximately $17 million, based upon the closing sale price reported for such date on the American Stock Exchange. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

   On March 19, 2001, 11,262,352 shares of the Registrant's Common Stock, par value $.01 per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Shareholders scheduled to be held on May 24, 2001 are incorporated by reference into Part III of this Form 10-K/A.


                               EXPLANATORY NOTE

   This Form 10-K/A (Amendment No. 1) is being filed to amend Items 1, 8, 13 and 14 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the "Original Form 10-K") which was filed on March 29, 2001.


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

   Careside sold four Analyzers during the first nine months of 2000. During the second quarter of 2000, Careside was experiencing issues in both the software and hardware of the Careside Analyzer that made it question the reliability of the device in the field. It also experienced technical problems with electrochemistry tests. As a result, Careside pulled back from the market and corrected the issues that gave rise to the reliability concerns. Careside did not lose any customers and it did not have to repurchase any devices as a result of these technical difficulties. Rather, it worked with the customers to ensure the reliability of the test results each customer received from its Analyzer. We completed the revisions to the electrochemistry tests and modifications to the Analyzer by November 2000. Devices in inventory were corrected before being sold, placed in the field or becoming demonstration units. As a result of these events, our backlog of Analyzer orders was immaterial. After the re-launch of the Analyzer, three additional units were sold in 2000.


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

 Clinical Laboratory Improvement Amendments of 1988

   All medical testing in the United States is regulated by the Health Care Financing Administration according to the complexity of the testing as specified under the Clinical Laboratory Improvement Amendments of 1988. CLIA regulations establish three categories of laboratory tests, for which regulatory requirements become increasingly stringent as the complexity of the test rises: (1) tests that require little or no operator skill, which allows for a certificated waiver of the regulations; (2) tests of moderate complexity; and (3) high complexity tests which require significant operator skill or training. CLIA regulatory requirements apply to facilities such as clinical laboratories, hospitals, and physician offices which perform laboratory tests. All laboratories are subject to periodic inspection. In addition, all laboratories performing tests of moderate or high complexity must register with HCFA or an organization to whom HCFA has delegated such authority. They also must meet requirements relating to personnel qualifications, proficiency testing, quality assurance, and quality control. Both the Careside Analyzer and the H-2000 were categorized as test systems of moderate complexity. In practical terms, performing a test of moderate complexity means that the individual supervising the test, i.e., the physician, pathologist or laboratory director, must be appropriately educated and trained, whereas the individual who operates the Careside Analyzer requires either formal laboratory education or a high-school education and training in the skills required to perform testing with the Careside Analyzer, such as specimen collection and quality control.


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




ITEM 8. FINANCIAL STATEMENTS

   The Company's consolidated financial statements appear at pages F-1 through F-20, as set forth in Item 14.





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

   In June 2000, S.R. One, Limited agreed to extend the maturity date of the note we owe them to November 2001. The original principal amount of the note is $2 million. It is the remaining obligation we have from the loan S.R. One made to us in December 1998, a third of which was converted to Series A Preferred Stock, which was in turn converted to common equity in July 2000. S.R. One has the option to convert all or any portion of the remaining loan, plus accrued interest thereon, into shares of Series A Convertible Preferred Stock. We also issued a bridge warrant to S.R. One in connection with the bridge financing. The bridge warrant is exercisable for 235,294 shares of common stock at an exercise price of $6.37 and will expire on July 16, 2004. S.R. One is a venture capital affiliate of GlaxoSmithKline, which owns more than 5% of our outstanding common stock.


   On November 29, 2000, December 21, 2000 and January 24, 2001, Careside engaged in three closings of a private placement of common stock and warrants to purchase common stock. Each purchaser in the private placement is an entity controlled by Peter Friedli, who owns more than 5% of our outstanding common stock.


   On October 27, 2000, RoyCap, Inc. converted 20 shares of Series B Convertible Preferred Stock at an exercise price of $2.2625 per share into 44,459 shares of Careside's common stock. On November 2, 2000, RoyCap exercised a warrant to purchase 200 shares of Series B preferred. In addition, on November 13, 2000, RoyCap converted 40 shares of Series B preferred at an exercise price of $2.4063 per share into 83,800 shares of Careside's common stock. RoyCap, Inc. is an investor that beneficially owns more than 5% of our common stock.

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

 23.1     Consent of Arthur Andersen LLP.

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

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Culver City, California, on the 12th day of September, 2001.


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

                                CARESIDE, INC.

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

3. Concentration of Risk

   In 2000, the Company had sales to three customers that were individually greater than 10 percent of net sales. Combined, these three customers amounted to 38 percent of net sales and 25 percent of accounts receivable at December 31, 2000. The Company's geographic sales data is as follows:



                                                                 1999     2000
                                                                ------- --------
      Domestic................................................. $ 5,067 $281,823
      Asia Pacific.............................................  48,355  428,436
      Europe...................................................     --    18,580
      Latin America............................................   7,534   12,200
                                                                ------- --------
                                                                $60,956 $741,039
                                                                ======= ========

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