Form 10-Q
period 2001-09-30
CARESIDE INC
filed 2001-11-14
CIK 1070602

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                _______________

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

    For the quarterly period ended September 30, 2001
                                _______________

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

     For the transition period from ___________ to ___________.


                      Commission file number    333-69207
                         ______________________________

                                 Careside, Inc.
              ____________________________________________________
             (Exact name of registrant as specified in its charter)


            Delaware                                   23-2863507
            --------                                   -----------
   (State or other jurisdiction             (IRS employer identification no.)
 of incorporation or organization)

                  6100 Bristol Parkway, Culver City, CA  90230

            _______________________________________________________
           (Address of principal executive offices)       (zip code)

       Registrant's telephone number, including area code (310) 338-6767
                                ______________

    Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days

   Yes [X]  No [_]

    The number of shares outstanding of the Registrant's common Stock, par value $.01 per share, was 16,885,952 as of November 12, 2001.

                                 CARESIDE, INC.

                                     INDEX

                                                                                                        Page
                                                                                                        ----
Part I - Financial Information

  Item 1. - Financial Statements
            --------------------

       Consolidated Balance Sheets at December 31, 2000 and September 30, 2001 (unaudited)...........     3

       Consolidated Statements of Operations for the three and nine months ended
         September 30, 2000 and 2001(unaudited)......................................................     4

       Consolidated Statements of Cash Flows for the nine months ended
         September 30, 2000 and 2001(unaudited)......................................................     5

       Notes to Consolidated Financial Statements....................................................     6

  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.....     9

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk................................    13

Part II - Other Information
          -----------------

  Item 2.  Changes in Securities and Use of Proceeds.................................................    14

  Item 4.  Submission of Matters to a Vote of Security Holders.......................................    14

  Item 6.  Exhibits and Reports on Form 8-K..........................................................    15

Signatures...........................................................................................    16

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements
                                 CARESIDE, INC.

                          CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                                  December 31,  September 30,
                                                                                     2000           2001
                                                                                 -------------  -------------
                                                                                                 (unaudited)
                        Assets
                        ------
Current Assets:
  Cash and cash equivalents                                                       $ 1,789          $ 2,263
  Accounts receivable, net of allowance of $53 at
   December 31, 2000 and $33 at September 30, 2001, respectively                      104              237
  Inventory                                                                         2,698            2,673
  Prepaid expenses and other                                                          174              562
                                                                                  -------          -------
          Total current assets                                                      4,765            5,735
                                                                                  -------          -------
Property and Equipment, net of accumulated depreciation and
 amortization of $4,212 at December 31, 2000 and
 $5,755 at September 30, 2001, respectively                                         5,643            4,292
                                                                                  -------          -------
Deposits and Other                                                                     24               24
                                                                                  -------          -------
Goodwill, net of accumulated amortization of $566 at December 31,
 2000 and $991 at September 30, 2001, respectively                                  2,231            1,806
                                                                                  -------          -------
                                                                                  $12,663          $11,857
                                                                                  =======          =======
                     Liabilities and Stockholders' Equity
                     ------------------------------------
Current Liabilities:

  Current portion of long-term debt                                               $ 2,520          $ 2,577
  Current portion of obligation under capital lease                                    13               15
  Accounts payable                                                                  1,457            1,216
  Accrued expenses                                                                    420              470
  Accrued interest                                                                    334              483
                                                                                  -------          -------
          Total current liabilities                                                 4,744            4,761
                                                                                  -------          -------
Long-Term Debt, net of current portion                                              1,192              749
                                                                                  -------          -------
Obligation Under Capital Lease, net of current portion                                 23               12
                                                                                  -------          -------
Commitments
  Mandatorily Redeemable Series B Convertible Preferred Stock
   290 and zero shares issued and outstanding at
   December 31, 2000 and September 30, 2001, respectively                           1,054                -

Stockholders' Equity:
  Preferred stock - Undesignated, $.01 par value:
   4,836,117 authorized at September 30, 2001
   zero shares issued and outstanding                                                   -                -
  Preferred stock - Series C Convertible Preferred Stock, $.01 par value:
   zero and 517.3716 shares issued and outstanding at
   December 31, 2000 and September 30, 2001, respectively                               -            3,799
  Common stock, $.01 par value:
   50,000,000 shares authorized-
   10,590,191 and 11,712,236 shares issued and outstanding at
   December 31, 2000 and September 30, 2001, respectively                             106              117
  Additional paid-in capital                                                       50,743           57,959
  Accumulated Deficit                                                             (45,199)         (55,540)
                                                                                  -------          -------
          Total stockholders' equity                                                5,650            6,335
                                                                                  -------          -------
                                                                                  $12,663          $11,857
                                                                                  =======          =======

  The accompanying notes are an integral part of these consolidated financial statements.

                                 CARESIDE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
         (in thousands, except share and per share amounts)(unaudited)

                                                       Three Months Ended                        Nine Months Ended
                                                          September 30,                            September 30,
                                                 ------------------------------           ----------------------------
                                                    2000                2001                 2000              2001
                                                 ----------         -----------           ----------       -----------
SALES, net                                       $      108         $       305           $      636       $       681

COST OF SALES                                            59               1,046                  311             3,081
                                                 ----------         -----------           ----------       -----------
GROSS PROFIT                                             49                (741)                 325            (2,400)

OPERATING EXPENSES:
    Research and development - product                2,427                 675                7,199             2,289
    Research and development - software                 154                 316                  389               767
    Sales and marketing                                 921                 919                2,858             2,782
    General and administrative                          440                 473                1,560             1,433
    Goodwill amortization                               142                 142                  425               425
                                                 ----------         -----------           ----------       -----------
          Operating Loss                             (4,035)             (3,266)             (12,106)          (10,096)

INTEREST and OTHER INCOME, net                           57                  32                  356                60
INTEREST EXPENSE                                       (123)               (106)                (377)             (305)
                                                 ----------         -----------           ----------       -----------
NET LOSS                                             (4,101)             (3,340)             (12,127)          (10,341)
DIVIDENDS ON PREFERRED STOCK
    Beneficial conversion feature                         -                   -                    -            (3,799)
    Accrued and accreted dividends.                      (2)                 (2)                 (54)             (942)
                                                 ----------         -----------           ----------       -----------
NET LOSS TO COMMON
 STOCKHOLDERS                                    $   (4,103)        $    (3,342)          $  (12,181)      $   (15,082)
                                                 ==========         ===========           ==========       ===========
BASIC AND DILUTED NET LOSS PER SHARE             $    (0.46)        $     (0.29)          $    (1.42)      $     (1.32)
                                                 ==========         ===========           ==========       ===========
SHARES USED IN COMPUTING
BASIC AND DILUTED NET LOSS PER SHARE              8,988,069          11,664,957            8,553,329        11,393,306
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

                                 CARESIDE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands)(unaudited)

                                                          Nine Months Ended
                                                            September 30,
                                                        --------------------
                                                          2000        2001
                                                        --------    --------
Operating Activities:
  Net loss                                              $(12,127)   $(10,341)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                        2,139       1,968
Changes in operating assets and liabilities:
      Accounts receivable                                     19        (133)
      Inventory                                           (1,914)        (27)
      Prepaid expenses and other                            (211)       (388)
      Accounts payable                                     1,124        (241)
      Accrued expenses                                      (573)         65
      Accrued interest                                       127         149
                                                        --------    --------
          Net cash used in operating activities          (11,416)     (8,948)
                                                        --------    --------
Investing Activities:
  Purchases of property and equipment                     (1,829)       (140)
                                                        --------    --------
          Net cash used in investing activities           (1,829)       (140)
                                                        --------    --------
Financing Activities:
  Proceeds from borrowings under
    long-term debt                                           796           -
  Payments on long-term debt                                (419)       (386)
  Payments on capital lease obligation                       (20)         (9)
  Deferred offering costs                                      2           -
  Net proceeds from the issuance of                       10,303       9,919
    preferred and common stock
  Net proceeds from exercise of callable warrants              -          38
                                                        --------    --------
          Net cash provided by financing activities       10,662       9,562
                                                        --------    --------
Net Increase(Decrease) in Cash and
  Cash Equivalents                                        (2,583)        474
Cash and Cash Equivalents, beginning
  of period                                                4,905       1,789
                                                        --------    --------
Cash and Cash Equivalents, end
  of period                                             $  2,322    $  2,263
                                                        ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 CARESIDE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

Note 1:   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for the three months and nine months ended September 30, 2001 of Careside, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management believes that the Company's existing sources of liquidity are sufficient to fund its planned operations for three to four months. However, there are uncertainties that may impact the Company's ability to fund its planned operations and meet its operating objectives. In management's opinion, all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the financial position and results of operations, have been made. The results of operations for the three months and nine months ended September 30, 2001 are not necessarily indicative of the results expected for the entire year. These financial statements should be read in conjunction with the auditors report on the Company's financial statements and notes related thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2000, as amended, and other areas included herein including liquidity and capital resources. Certain prior period amounts have been reclassified to conform to the current period presentation.

The financial statements as of and for the three and nine months ended September 30, 2000 were prepared under a development stage presentation. The Company exited the development stage in the fourth quarter of 2000. As such, certain costs and expenses for the three and nine months ended September 30, 2001 have been reallocated as required due to the Company's post-development stage status.

Note 2:   INVENTORIES

At December 31, 2000 and September 30, 2001, inventories consisted primarily of raw materials to be utilized in the manufacturing of disposable test cartridges and finished goods including test cartridges and analyzers. Inventories are carried at the lower of cost or market computed on a first-in, first-out (FIFO) basis.

                                       December 31, 2000          September 30, 2001
                                       -----------------          ------------------
Raw materials                                 $1,164,000                  $1,227,000
Work in process                                  126,000                     226,000
Finished goods                                 2,036,000                   1,848,000
Reserve for Excess and Obsolescence             (628,000)                   (628,000)
                                              ----------                  ----------
Total                                         $2,698,000                  $2,673,000
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

The Company recognizes revenue from the sale of analyzers upon customer acceptance and when all other conditions of SAB 101 have been met. The Company recognizes revenue on the sale of test cartridges, supplies and hematology solutions once shipment has occurred and all of the conditions of SAB 101 have been met.

Generally, the Company's distributors do not have rights of return or cancellation or any price protection provisions. Revenue from distributors that does not meet all of the requirements of SAB 101 are deferred and recognized upon the sale or acceptance, if applicable, of the product to the end user.

The Company has entered into sales agreements with leasing companies whereby the Company sells its products directly to the leasing company, which then leases the products to the end user. Sales to the leasing company are on a non-recourse basis and are recognized at the later of shipment date or end user's acceptance, when applicable.

Note 5:   STATEMENTS OF CASH FLOWS

During the nine-month periods ended September 30, 2000 and 2001 cash paid for interest was approximately $247,000 and $156,000 respectively. During the same periods the company made no cash payments for income taxes.

The Company had the following non-cash investing and financing activities which have been excluded from the consolidated statement of cashflows:

                                                                             For the nine
                                                                             months ended
                                                                             September 30,
                                                                        ----------------------
                                                                          2000          2001
                                                                        -------     ----------
Accrued Dividends                                                       $54,000     $   22,000
Accreted Dividends                                                            -        920,000
Beneficial Conversion Feature of Series C Preferred Stock                     -      3,799,000
Conversion of Series B Preferred Stock and accrued
   dividends to common stock                                                  -      1,077,000
Transfer of Analyzers from Inventory to Fixed Assets                          -         52,000


Note 6:   MANDATORILY REDEEMABLE PREFERRED STOCK

In September and November 2000, the Company issued 350 shares of mandatorily redeemable Series B Convertible Preferred Stock. At September 30, 2001, all of the Series B shares had been converted to common stock.

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

Each share of Series C Preferred was convertible into a number of shares of Common Stock at a conversion price between $1.55 and $1.94. On June 8, 2001, the Company filed a registration statement registering for resale the maximum number of shares of Common Stock issuable upon conversion of the Series C Preferred and upon exercise of the 2001 Investors' Warrants and 2001 Agent's Warrant. On October 10, 2001, this registration statement was withdrawn. In October 2001, the Series C Preferred Stock was converted by means of an exchange into shares of Common Stock at $1.94. All of the shares of Series C Preferred were converted by October 26, 2001. On October 30, 2001, the Company filed a registration statement registering for resale the Common Stock issued as a result of this exchange and upon exercise of the 2001 Investors' Warrants and 2001 Agent's Warrant, representing a total of 12,894,155 shares of Common Stock.

Proceeds from the sale of Series C Preferred are being and will be used to fund the Company's working capital needs and in particular, increasing sales and marketing efforts.

Note 7:   ISSUANCE OF SECURITIES

In a series of four transactions during July and August, 2001, the Company sold 11,190 shares of Common Stock at an average price of $3.31 per common share as a result of the Company's exercise of 11,190 callable warrants that were issued in 2000 in connection with the sale of Series B Preferred Stock. At September 30, 2001, 188,810 of the callable warrants remained outstanding.

Note 8:   SUBSEQUENT EVENTS

As discussed above, the Series C Preferred stockholders converted, by means of an exchange, their shares into 5,173,716 shares of Common Stock in October 2001.

Note 9.  NEW ACCOUNTING PRONOUNCEMENTS

Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, were recently issued. The Company plans to adopt the standards effective January 1, 2002. The statements, among other things, require the use of purchase accounting for business combinations, discontinues amortization of goodwill, and requires an annual assessment of goodwill for impairment. The statements require amortization of goodwill recorded in connection with previous business combinations to cease upon adoption of the statements by calendar year companies on January 1, 2002. The Company is currently studying the impact of the statements on its financial position, results of operations and cash flows.

Accounting for Asset Retirement Obligations - Statement of Financial Accounting Standards (SFAS) No. 143 was issued in June 2001. SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The company plans to adopt this standard on January 1, 2003. As the Company currently does not have any legal obligations associated with the retirement of long-lived assets within the scope of SFAS No. 143, the potential future impact statements is not known.

Accounting for the Impairment of Disposal of Long-Lived Assets - SFAS No. 144, was issued in August 2001. This statement addresses financial accounting and reporting of long-lived assets and for long-lived assets to be disposed of. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company will adopt this statement on January 1, 2002. The Company is currently evaluating the impact of SFAS No. 144.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS - CAUTIONARY STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q, including statements regarding the anticipated development and expansion of the Company's business and expenditures, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and other statements contained herein regarding matters that are not historical facts, are "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, those discussed in other filings, including those contained in the Company's Form 10-K/A, as amended, for the year ended December 31, 2000, and those stated in its prospectus dated October 2000.

GENERAL

The Company markets the Careside System, a proprietary blood testing system. It is designed to decentralize laboratory operations and provides a solution to the limitations of central blood testing laboratories. The Careside System consists of a desktop testing instrument called the Careside Analyzer(R), disposable test cartridges, an optional hematology device, the Careside H-2000 Hematology Analyzer (the "H-2000") and a data management device, the Careside Connect. The Careside System performs blood tests at the same location as the patient, or what is commonly called point-of-care. It provides rapid test results within 10 to 15 minutes from the time the blood is drawn from the patient, in contrast to the traditional method of sending blood samples to hospital or commercial laboratories and waiting between 4 and 24 hours to obtain test results. Such centralized laboratories are burdened by transportation time and volume processing steps. In addition, the Careside System is cost competitive and offers a comprehensive test menu, which the Company believes represents more than 80% of all routine blood tests ordered on an out-patient basis. These include all of the most commonly ordered blood tests, as well as blood tests required for critical care testing, including chemistry, electrochemistry, and coagulation tests within a single testing instrument and hematology testing in a separate but integrated instrument. As of September 30, 2001, the Careside Analyzer and 41 tests were cleared for marketing by the FDA or are exempt and can be marketed for professional laboratory use. An additional 18 FDA approved hematology tests are available on the H-2000. The Company believes that no other product for decentralized blood testing currently in the market offers nearly as broad a menu of tests or combines these test categories.

The Company initiated commercial sales in the fourth quarter of 2000. The Company has incurred losses and expects to incur increasing losses for the foreseeable future as the Company launches its products and its marketing expenditures increase. The Company's revenue for the immediate future will be dependent on market acceptance and the speed of unit placements with physicians and clinics.

The following is a discussion of the financial condition and results of operations for the Company for the three and nine month periods ended September 30, 2001 and 2000. It should be read in conjunction with the Financial Statements included on the Company's form 10-K/A, as amended, filed on July 27, 2001, and the Notes thereto and other financial information included elsewhere in this report.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Sales. Sales increased to $305,000 in the second quarter of 2001 compared to $108,000 in 2000. Sales in 2001 were both Careside Analyzers and Careside H-2000s to the U.S. medical market. Sales in 2000 were predominately sales of Careside H-2000s to international and veterinary customers. The increase in sales versus the prior year was due to this shift in focus. The cost of sales represents the cost of instruments and reagents sold and the fixed costs associated with manufacturing efforts. In 2000, the Company was a development stage company. As a result, $1.5 million of these fixed costs were recognized as product development expense. In 2001, $852,000 is included in cost of goods which was previously treated as product development.

Research and Development Expenses - Product. Research and development expenses decreased to approximately $675,000 for the three months ended September 30, 2001 from $2.4 million for the three months ended September 30, 2000. This decrease of $1.7 million was primarily attributable to completion of third party contract development work associated with producing the Careside Analyzer and the allocation of certain fixed costs including depreciation and facility related expenses to cost of sales.

Research and Development Expenses - Software. Software development expenses increased to approximately $316,000 for the three months ended September 30, 2001 from $154,000 for the three months ended September 30, 2000. This increase of $162,000 was primarily attributable to software development associated with the Careside Connect and planned revisions to the H-2000 software.

Selling and Marketing Expenses. Sales and marketing expenses were virtually unchanged at $919,000 for the three months ended September 30, 2001 compared to $921,000 for the three months ended September 30, 2000.

General and Administrative Expenses. General and administrative expenses increased to $473,000 for the three months ended September 30, 2001 from $440,000 for the three months ended September 30, 2000. This increase of $33,000 is primarily attributable to increased legal and accounting expenses.

Goodwill. Goodwill amortization of $142,000 was recorded in both 2001 and 2000 and is associated with goodwill recorded from the December 1999 acquisition of Texas International Laboratories, Inc.

Interest and Other Income and Expense. Interest and other income decreased to approximately $32,000 for the three months ended September 30, 2001 compared to $57,000 for the three months ended September 30, 2000. This decrease of $25,000 is attributable to lower average cash balances in 2001 than in 2000. Interest expense decreased to $106,000 in 2001 from $123,000 in 2000 due to lower remaining balances on long-term debt in 2001.

Net Loss. Net loss to common stockholders decreased $800,000 to approximately $3.3 million for the three months ended September 30, 2001 from $4.1 million for the three months ended September 30, 2000. This decrease is attributable to reductions in operating expenses.

NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Sales. Sales increased to $681,000 in the first half of 2001 compared to $636,000 in 2000. Sales in 2001 were both Careside Analyzers and Careside H-2000s to the U.S. medical market. Sales in 2000 were predominately sales of Careside H-2000s to international and veterinary customers. The increase in sales versus the prior year due to a shift in focus from the veterinary to the human market in order to align our H-2000 sales efforts with the marketing efforts of our sales staff which are directed to customers who might use all of our products. The cost of sales represents the cost of instruments and reagents sold and the fixed costs associated with manufacturing efforts. In 2000, the Company was a development stage company. As a result, $3.4 million of these fixed costs were recognized as product development expenses for the nine months ended September 31,2000. The cost of sales for the nine months ended September 30, 2001, represents $2.7 million of fixed costs associated with manufacturing efforts.

Research and Development Expenses - Product. Research and development expenses decreased to approximately $2.3 million for the nine months ended September 30, 2001 from $7.2 million for the nine months ended September 30, 2000. This decrease of $4.9 million was primarily attributable to completion of third party contract development work associated with producing the Careside Analyzer and the allocation of certain fixed costs including depreciation and facility related expenses to cost of sales.

Research and Development Expenses - Software. Software development expenses increased to approximately $767,000 for the nine months ended September 30, 2001 from $389,000 for the nine months ended September 30, 2000. This increase of $378,000 was primarily attributable to software development associated with the development of the Careside Connect.

Selling and Marketing Expenses. Sales and marketing expenses decreased to $2.8 million for the nine months ended September 30, 2001 from $2.9 million for the nine months ended September 30, 2000. The decrease of $76,000 is due to reduced commissions due to a change in commission policy associated with revenue recognition and lower staffing in the first three months of 2001.

General and Administrative Expenses. General and administrative expenses decreased to $1.4 million for the nine months ended September 30, 2001 from $1.6 million for the nine months ended September 30, 2000. The decrease of $127,000 is primarily attributable to overall expense reduction efforts offset by increases in legal and accounting expenses.

Goodwill. Goodwill amortization of $425,000 was recorded in both 2001 and 2000 and is associated with goodwill recorded from the December 1999 acquisition of Texas International Laboratories, Inc.

Interest and Other Income and Expense. Interest and other income decreased to approximately $60,000 for the nine months ended September 30, 2001 compared to $356,000 for the nine months ended September 30, 2000. This decrease of $296,000 is attributable to $100,000 of other income in connection with the termination of our contract with Quest Diagnostics in June 2000 and lower average cash balances in 2001 than in 2000. Interest expense decreased to $305,000 in 2001 from $377,000 in 2000 due to lower remaining balances on long-term debt in 2001.

Net Loss. Net loss to common stockholders increased $2.9 million to approximately $15.1 million for the nine months ended September 30, 2001 from $12.2 million for the nine months ended September 30, 2000. This increase is attributable to the non-cash accretion, reflected as dividends on preferred stock of $920,000, the beneficial conversion feature dividend of $3.8 million associated with our Series C Preferred and accrued dividends on our Series B Preferred Stock of $22,000, offset by reductions in operating expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations since inception primarily through the net proceeds generated from the issuance of common and preferred stock, long-term debt and certain short-term borrowings that were subsequently converted into equity securities. As of September 30, 2001, we have received net proceeds aggregating approximately $60.6 million from equity transactions.

Net cash used in operating activities for the nine months ended September 30, 2001 was approximately $8.9 million. For the period ended September 30, 2001, cash used in operating activities primarily represents the net loss for the period, decreases in accounts payable and increases in inventory and prepaid expenses offset by depreciation and amortization and a decrease in accrued expenses and accrued interest. Net cash used in operating activities was approximately $11.4 million for the nine months ended September 30, 2000. This represents the net loss for the period offset by depreciation and amortization and increases in accounts payable and accrued interest and partially offset by increases in inventory and prepaid expenses and decreases in accrued expenses. We provide reserves for doubtful accounts based on our specific review of aged accounts receivable.

Cash used in investing activities for the purchase of property and equipment was approximately $140,000 and $1.8 million for the nine months ended September 30, 2001 and 2000, respectively. The cash used in 2000 and 2001 was primarily for the acquisition of manufacturing equipment and laboratory equipment used in research and development.

Cash provided by financing activities was approximately $9.6 million for the nine months ended September 30, 2001, net of payments made on long term debt obligations. Net cash provided by financing was a result of closing a private placement of our Series C Preferred in the first half of 2001.

At September 30, 2001, our principal source of liquidity was approximately $2.3 million in cash and cash equivalents.

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

We entered into an agreement for bridge financing with S.R. One, Limited in December 1998. Under this agreement, we borrowed $3 million, of which $1 million was first converted to Series A preferred stock and later converted to 179,696 shares of common stock and warrants to purchase 179,696 shares of common stock. The remaining $2.0 million of the loan matures November 30, 2001. At that time, we expect either to repay the $2.0 million balance on the bridge financing with the proceeds of a new loan, to negotiate to extend the term or convert the balance of it into preferred or common equity. The annual interest rate on the remaining $2.0 million is 10%. S. R. One has the option to convert all or any portion of the remaining loan, plus accrued interest thereon, into shares of Series A Convertible Preferred Stock. This Series A Convertible Preferred Stock would be issued to S.R. One on the same basis as the Series A Convertible Preferred Stock that was issued to S. R. One in connection with the $1.0 million conversion discussed above. In connection with the bridge financing, we issued a bridge warrant to S.R. One. As currently in effect, the bridge warrant is exercisable for 235,294 shares of Common Stock, at $6.375 per share. It will expire on September 16, 2004.

Prior to the end of the second quarter of 2001, the Company sold 517.3716 shares of Series C Preferred Stock in a series of closings. As part of this private placement, the Company also sold five-year warrants to purchase 5,173,716 shares of Common Stock at an exercise price of $2.55 per common share. The gross proceeds of this private placement were $10,037,000. The placement agent in the transaction earned warrants to purchase 517,371 shares of Common Stock at an exercise price per share of $1.94 in connection with the three closings.

Proceeds from the sale of Series C Preferred and related warrants are being and will be used to fund our working capital needs and in particular our increasing sales and marketing efforts.

At September 30, 2001, our current liquidity and sales revenue expected in 2001 are projected to be sufficient to fund our operating expenses and capital requirements for 3 to 4 months. We will need additional funds to support our commercial activities. Sales and marketing activities will require hiring and training additional staff in 2001 and 2002. The estimate of the period for which we expect our available sources of cash to be sufficient to meet our funding needs is a forward looking statement that involves risks and uncertainties. There can be no assurance that we will be able to meet our capital requirements for this period as a result of certain factors set forth under "Risk Factors--Additional Funding May Not Be Available" and elsewhere in our registration statement on Form S-3 on file with the SEC dated October 2000. In the event our capital requirements are greater than estimated, we may need to raise additional capital to fund our research and development activities, to scale-up manufacturing activities and to expand our sales and marketing efforts. Our future liquidity and capital funding requirements will depend on numerous factors, including the extent to which our products gain market acceptance, the exercise of outstanding warrants to purchase common stock, the timing of regulatory actions regarding our products, the costs and timing of expansions of sales, marketing and manufacturing activities, procurement and enforcement of patents important to our business, and the impact of competitors' products. There can be no assurance that such additional capital will be available on terms acceptable to us, if at all. Furthermore, any additional equity financing and exercise of existing warrants may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants. If adequate funds are not available, we may be forced to curtail our operations significantly or to obtain funds through entering into collaborative agreements or other arrangements on unfavorable terms. Our failure to raise capital on acceptable terms could have a material adverse effect on our business, financial condition or results of operations and our ability to continue as a going concern.

Our independent public accountants report for the year ended December 31, 2000, has an explanatory paragraph raising substantive doubt about our ability to continue as a going concern. If substantial doubt about our ability to continue as going concern remains at the date our independent public accountants issue their report on our financial statements for the year ending December 31, 2001, based on conditions in existence at that time, the audit report on those financial statements will include an explanatory paragraph describing such doubt.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

    Not applicable

                                    PART II
                               OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds

  Sale of Unregistered Securities; Changes in Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits.

None.

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended September 30, 2001.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Report to be duly signed on its behalf by the undersigned duly authorized officers of the Company.


                                       CARESIDE, INC.

Date:  November 13, 2001               By:  /s/ W. Vickery Stoughton
                                            ------------------------
                                            W. Vickery Stoughton
                                            Chairman and Chief Executive Officer
                                            (Principal Executive Officer)


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