Form 10-K/A
period 2001-12-31
CARESIDE INC
filed 2002-04-30
CIK 1070602

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K/A

                                 Amendment No. 1

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

                                      None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No    .
                                       ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

On March 22, 2002, the aggregate market value of the Registrant's Common Equity, par value $.01 per share, held by non-affiliates of the Registrant was approximately $3,623,654 million, based upon the closing sale price reported for such date on the American Stock Exchange. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purposes.

On March 22, 2002, 19,066,336 shares of the Registrant's Common Stock, par value $.01 per share, were outstanding.

                                EXPLANATORY NOTE

This purpose of this Amendment No. 1 to the Form 10-K is to file Part III of the Form 10-K.



                                    PART III

Item 10. Directors and Executive Officers of the Registrant
         --------------------------------------------------

     The following table sets forth certain information concerning the individuals who serve as our directors, executive officers and key employees:

 Name                                    Age                            Position
 ----                                    ---                            --------
Directors and Executive Officers:

W. Vickery Stoughton ..................  55    Chairman of the Board of Directors and Chief Executive Officer
Thomas H. Grove . ...................... 52    Chief Technology Officer, Executive Vice President, Secretary
James R. Koch ...........................47*   Chief Financial Officer, Executive Vice President, Treasurer
Dennis E. Rieger ....................... 56*   Senior Vice President, Information Technology and Chief Information Officer
Sandra P. Twyon .........................63    Vice President Operations
Anthony P. Brenner (1) ..................44    Director
William F. Flatley (2)(3) ...............60    Director
Kenneth N. Kermes (2) ...................66    Director
C. Alan MacDonald (2)(3) ................68    Director
Diana Mackie (1) ........................55    Director
Bruce C. Vladeck ........................52    Director

Key Employees:

Kenneth Asarch ......................... 44*   Vice President--Quality Systems and Regulatory Affairs
David Crais .............................38    Vice President--Sales
Grant Frazier ...........................40*   Vice President--Marketing
George M. Saiz ..........................48    Vice President--Manufacturing

(1)  Member of Compensation Committee
(2)  Member of Audit Committee
(3)  Member of Nominating Committee

* Effective April 8, 2002, Messrs. Koch, Rieger, Asarch and Frazier are no longer in management positions with the Company. Messrs. Koch and Frazier are still affiliated with the Company as consultants. Mr. Rieger is still affiliated with the Company through Advanced Medical Information Technologies, Inc., also known as AdMIT.

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

     Diana J. Mackie, Director. Ms. Mackie has served as one of our directors since February 1997. From January until December 2000, Ms. Mackie accepted a special assignment to co-lead the merger integration process for Glaxo-SmithKline (GSK). She is now Vice President Switch in Consumer Healthcare at GSK. From June 1999 to January 2000, she held the position of Vice President and Director, Category Management, Dermatologicals, Natural Wellness Support, SmithKline Beecham Consumer Healthcare (SBCH). From November 1996 to May 1999, she held various positions of Vice President at SmithKline Beecham Healthcare Services where her responsibilities included developing business plans, long-range strategy and negotiating external alliances and investments. From March 1996 to November 1996, she was General Manager of Diversified Prescription Delivery, a pharmaceutical mail services company and a wholly owned subsidiary of Diversified Pharmaceutical Services, a pharmaceutical benefit management group. Prior to March 1996, she served as Vice President in a variety of strategy or corporate development positions for SmithKline Beecham. Ms. Mackie holds a B.S. in Chemistry from the University of Illinois, a M.B.A. from The Massachusetts Institute of Technology Sloan School of Management and a M.S. in Polymer and Fiber Engineering from The Massachusetts Institute of Technology.

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

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 2001, the Company's officers, directors and greater than 10% beneficial owners complied with all Section 16(a) filing requirements applicable to them, except that Mr. Bruce Vladeck filed his Form 3 on February 14, 2002.

Item 11. Executive Compensation
-------------------------------

                           Summary Compensation Table

     The following table sets forth, with respect to services rendered during 2001, 2000 and 1999, the total compensation paid by the Company to the Company's Chief Executive Officer and each other executive officer whose total annual salary and bonus exceeded $100,000 during 2000 (the "named executive officers"). The Company has written employment agreements with Mr. Stoughton, Dr. Grove and Mr. Koch. No named executive officer who otherwise would have been includable in such table on the basis of salary and bonus earned during the year ended December 31, 2001 has resigned or otherwise terminated employment in 2001.

                                                                                            Long-Term
                                                                                           Compensation
                                                                                              Awards
                                                                                              ------
                                                                 Annual Compensation        Securities
                                                                 -------------------
                                                                                            Underlying          All Other
           Name and Principal Position                Year     Salary         Bonus           Options        Compensation (1)
           ---------------------------                ----     ------         -----           -------        ----------------

W. Vickery Stoughton                                  2001      $ 249,167      ---           40,000             $ 21,047
         Chairman of the Board of Directors and       2000      $ 249,336      ---           20,000             $ 21,047
         Chief Executive Officer                      1999      $ 211,788      ---             ---              $ 21,808


Thomas H. Grove                                       2001      $ 191,667      ---           27,500             $ 8,853
         Executive Vice President -- Research         2000      $ 193,329      ---           10,000             $ 8,853
         and Development                              1999      $ 168,345      ---             ---              $ 8,603


James R. Koch                                         2001      $ 191,667      ---           50,000             $ 5,250
         Executive Vice President and Chief           2000      $ 190,467      ---           10,000             $ 5,250
         Financial Officer                            1999      $ 162,000      ---            1,202             $ 5,000


Dennis E. Rieger                                      2001      $ 191,667      ---           35,000              1,333
     Senior Vice President -- Information             2000      $ 184,375      ---           56,000               ---
     Technology and Chief Information Officer         1999        $12,750      ---           20,000               ---


Sandra P. Twyon                                       2001      $ 172,500      ---           60,000             $ 2,400
         Vice President - Operations                  2000      $ 161,250      ---             ---              $ 5,250
                                                      1999        ---          ---           25,000               ---


                                -----------------

(1) Includes $6,011 contributed under a 401(k) Plan for Mr. Stoughton in 1999 and $5,250 contributed under such 401(k) Plan in 2000 and 2001. In addition, includes a $5,000 contribution under a 401(k) Plan for Mr. Grove and Mr. Koch, respectively, in 1999, and $5,250 contributed under a 401(k) Plan for Mr. Grove, Mr. Koch respectively, in 2000 and 2001. In addition, includes a $5,250 contribution under a 401(k) Plan for Ms Twyon under a 401(k) Plan in 2000 and a $2,400 and $1,333 contribution for Ms. Twyon and Mr. Rieger respectively, in 2001. Includes $15,797 and $3,603 of premiums paid for corporate-owned life insurance on the lives of Mr. Stoughton and Dr. Grove, in each year, respectively.

Stock Options Granted to Certain Executive Officers During 2001

                  The following table shows, as to named executive officers, information concerning stock options granted during 2001.

                                                                                              Potential Realizable
                                                                                                Value at Assumed
                          Number of        Percent of                                        Annual Rates of Stock
                            Shares        Total Options                                      Price Appreciation for
                          Underlying       Granted to       Exercise or                         Option Term (4)
                           Options        Employees in       Base Price      Expiration         ---------------
                         Granted (1)        2000 (2)       Per Share (3)        Date            5%             10%
                         -----------        --------       -------------        ----           ----           ----
W. Vickery Stoughton        40,000               8.9%          $2.69       02/01/10           $ 67,669      $171,487

Thomas H. Grove             27,500               6.1%          $2.69       02/01/10           $ 46,522      $117,897

James R. Koch               60,000             13.4%           $2.69       02/01/10           $101,504      $257,230

Dennis E. Rieger            35,000               7.8%          $2.69       02/01/10           $ 59,210      $150,051

Sandra P. Twyon             60,000             13.4%           $2.69       02/01/10           $101,504      $257,230

(1) All options were granted under our 1996 Incentive and Non-Qualified Stock Option Plan or 1998 Incentive and Non-Qualified Option Plan. The listed grant vested or will vest 25% at grant and 25% on December 31, 2001 and 1/48th each month for 24 months thereafter.
(2) Based on an aggregate of 447,500 shares of Common Stock underlying options granted to employees in 2001.
(3) Options were granted at fair market value, as determined by our Board of Directors, based on the market price of our publicly traded Common Stock at the date of grant.
(4) Assumes stock price appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date, as mandated by the rules of the Securities and Exchange Commission, and does not represent our estimate or projection of the future appreciation of our stock price. Actual gains, if any, on stock option exercises and common stock holdings, are dependent upon the timing of such exercise and the future performance of the Common Stock and may be greater or less than the potential realizable value set forth in the table.

Aggregated Options Exercised in Last Fiscal Year And Fiscal Year-end Option
Values

                  The following table sets forth, as to the named executive officers, certain information concerning the number of shares subject to both exercisable and unexercisable stock options as of December 31, 2001. Also reported are values for unexercised "in-the-money" options, which values represent the positive spread between the respective exercise prices of outstanding stock options and the fair market value of the Company's Common Stock as of December 31, 2001. No options were exercised by the named executive officers in 2001.


                                             Number of Shares                        Value of Unexercised
                                          Underlying Unexercised                         In-the-Money
                                        Options at Fiscal Year End                Options at Fiscal Year End
                                        --------------------------                --------------------------
             Name                   Exercisable         Unexercisable         Exercisable         Unexercisable
             ----                   -----------         -------------         -----------         -------------

W. Vickery Stoughton                  198,808               30,982                ---                  ---

Dr. Thomas H. Grove                   102,923               19,433                ---                  ---

James R. Koch                          76,720               34,866                ---                  ---

Dennis E. Rieger                       91,100               19,900                ---                  ---

Sandra P. Twyon                        55,000               30,000                ---                  ---

Compensation of Directors

The Company pays each director who is not also an employee of the Company (an "outside director") a fee of $1,000 for each Board meeting and each Committee meeting attended by such director in person, $500 for each such meeting attended telephonically, and an annual fee of $5,000 payable semi-annually. The Company will also reimburse the directors for expenses incurred in attending Board of Directors or committee meetings. In addition, our non-employee directors have received options in each of the following years exercisable at the prices indicated

                Year:                       1997+            1998+           1999+            2000(+)         2001(+)
           Exercise Price:                  $5.20            $6.76           $7.50            $6.69           $2.69

Anthony P. Brenner                           2163            2163             2163            2000             7500
William F. Flatley                           2163            2163             2163            2000             7500
Kenneth N. Kermes                            2163            2163             2163            2000             7500
Alan C. McDonald                             2163            2163             2163            2000             7500
Diana J. Mackie                               *                *               *              2000             7500
Bruce C. Vladeck                              0                0               0                0              7500

+        Awarded under our 1996 incentive and Non-Qualified Stock Option Plan.
(+)      Awarded under our 1998 Director Stock Option Plan.
*        Precluded by SmithKline Beecham policy from receiving options.

                              Employment Agreements

                  We are party to employment agreements with each of Mr. Stoughton, Dr. Grove and Mr. Koch. On the anniversary date of each employment agreement, the agreement is automatically extended for three-year rolling terms unless either party, at least 60 days prior to the annual extension date, gives notice that the employment agreement shall not be extended or otherwise terminates the agreement. Mr. Stoughton, Dr. Grove and Mr. Koch may resign upon 90 days notice to us. Under the employment agreements, Mr. Stoughton, Dr. Grove or Mr. Koch will be entitled to have his base salary, bonus and stock options continue to accrue through the end of the then current term if he is terminated without cause, or becomes disabled. "Cause" includes disloyalty, dishonesty, fraud, conviction of a felony or the disclosure of confidential information. Each will also be entitled to such amounts if he terminates his employment agreement as a result of a reduction in his duties, our breach of the employment agreement or a transaction resulting in our sale. The employment agreements prohibit Mr. Stoughton, Dr. Grove and

Mr. Koch from engaging in the point-of-care diagnostics business outside of Careside during the term of such employment agreements.

                  Under their respective employment agreements, Mr. Stoughton serves as our Chairman of the Board of Directors and Chief Executive Officer, and currently earns an annual base salary of $260,000, Dr. Grove serves as Executive Vice President--Research and Development, and currently earns an annual base salary of $200,000, and Mr. Koch serves as our Chief Financial Officer, Treasurer and Executive Vice President, and currently earns an annual base salary of $200,000. At the discretion of our Board of Directors, an annual bonus may be paid to Mr. Stoughton, Dr. Grove and Mr. Koch. In each case, the above salaries reflect increases since the original date of employment. We may agree to future raises and other compensation for each of Mr. Stoughton, Dr. Grove and Mr. Koch. In addition, Mr. Stoughton, Dr. Grove and Mr. Koch are eligible to receive stock options pursuant to the 1996 Incentive and Non-Qualified Stock Option Plan, the 1996 Key Executive Stock Option Plan and the 1998 Incentive and Non-Qualified Stock Option Plan. Such executive officers are also entitled to reimbursement for certain travel and entertainment expenses incurred in connection with the performance of their duties.

          BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

                  The Compensation Committee of the Company currently consists of Mr. Brenner and Ms. Mackie, outside directors of the Company. The Committee was established in 1997 and is responsible for reviewing and making recommendations to the Board regarding all forms of compensation to be provided to the executive officers and directors of Careside, including stock compensation and loans, and all bonus and stock compensation to all employees. The goal of the Committee is to ensure that our compensation practices are sufficient to attract the necessary talent to enable growth from a development stage company into one with commercialized products. The Compensation Committee administers our 1996 Incentive and Stock Option Plan, 1996 Key Executive Stock Option Plan, 1998 Incentive and Non-Qualified Stock Option Plan, 1998 Director Stock Option Plan and Employee Stock Purchase Plan.

                  Careside's compensation program is designed to attract and retain experienced executives and motivate them for both the short and long term. The executive compensation program is comprised of four elements: competitive base salary, benefits comparable to those shared by the general employee population, annual bonus, and long term incentives linked to corporate performance.

                         Compensation Committee Purposes

                  The Compensation Committee of the Board serves as an administrative arm of the Board to make decisions on behalf of the Board with respect to all forms of compensation to executive officers, and all bonus and stock compensation to employees.

                  Compensation for officers and key employees includes both cash and equity elements. Cash compensation consists of base salary, which is determined on the basis of the level of responsibility, expertise and experience of the employee, taking into account competitive conditions in the industry. In addition, cash bonuses may be awarded to officers and other key employees. Such bonuses are based on accomplishment of designated Company goals.

                  Ownership of the Company's Common Stock is a key element of executive compensation. Officers and other employees of Careside are eligible to participate in the 1996 Incentive and Stock Option Plan, 1996 Key Executive Stock Option Plan, 1998 Incentive and Non-Qualified Stock Option Plan and Employee Stock Purchase Plan. These plans permit the Board or a committee designated by the Board to grant stock options to employees on such terms as the Board or such committee may determine. Employee option grants typically vest over a four-year period and thus require the employee's continuing efforts. The Committee believes that it is in the stockholders' interests to link employee compensation as closely as possible to equity appreciation and thus to share with the employees the benefits of their efforts on behalf of our success.

                           Description of 401(K) Plan

                  We have a 401(k) Salary Reduction Plan and Trust for eligible employees. Eligible employees may contribute up to 15% of their current compensation, up to a statutorily prescribed annual limit, to the 401(k) plan. Each participant is fully-vested in his or her deferred salary contributions. A participant's contributions are held in trust and invested pursuant to his or her directions from among 20 or more investment funds made available under the 401(k) plan. We may make matching contributions of 50% of each participant's deferred salary contributions, up to a maximum of 4% of such participant's compensation. Our matching contributions vest after a participant has completed three years of service with us, or earlier upon attainment of age 55, death while in service, retirement for disability or termination of the 401(k) plan. Payment of 401(k) plan benefits are made in a single lump-sum payment. Distribution of a participant's vested interest in his or her account generally occurs after a participant's termination of employment for any reason, including retirement, death or disability.

                             Stock Performance Chart

                  The following Stock Performance Chart compares the Company's cumulative total stockholder return on its Common Stock for the period from June 16, 1999 (the date the Common Stock commenced trading on the American Stock Exchange) to December 31, 2001 (the date of the Company's 2001 fiscal year end) and its cumulative total stockholder return on its Common Stock and publicly-traded warrants for the period from June 16, 1999 to December 31, 2001, with the cumulative total return of the American Stock Exchange Index and the Health Products and Services Index. The comparison assumes $1.00 was invested on June 16, 1999 in the Company's Common Stock and in each of the foregoing indices and assumes reinvestment of dividends.

                                    [graph]


                                      CSA Combined
                      CSA Common      Common Stock                        Health Products
      Dates              Stock        and Warrant         AMEX Index      & Services Index
      -----           ----------      -----------         ----------      ----------------
    6/30/1999            1.000           0.817              1.047               1.053
    7/31/1999            0.938           0.983              1.030               1.101
    8/31/1999            0.865           0.858              1.005               1.072
    9/30/1999            0.927           0.926              1.020               1.059
   10/31/1999            0.823           0.800              1.029               1.042
   11/30/1999            0.990           1.025              1.101               1.125
   12/31/1999            1.625           1.700              1.192               1.219
    1/31/2000            2.042           2.100              1.156               1.426
    2/29/2000            1.729           1.817              1.272               1.951
    3/31/2000            1.854           1.833              1.317               1.720
    4/30/2000            1.333           1.342              1.215               1.559
    5/31/2000            0.917           0.958              1.194               1.326
    6/30/2000            0.844           0.850              1.236               1.593
    7/31/2000            0.896           0.883              1.224               1.556
    8/31/2000            0.823           0.817              1.285               1.763
    9/30/2000            0.531           0.542              1.260               1.862
   10/30/2000            0.542           0.513              1.199               1.674
   11/30/2000            0.396           0.350              1.084               1.479
   12/30/2000            0.302           0.275              1.120               1.458
    1/31/2001            0.433           0.413              1.187               1.605
    2/29/2001            0.417           0.367              1.104               1.373
    3/31/2001            0.417           0.381              1.051               1.238



                                      CSA Combined
                      CSA Common      Common Stock                        Health Products
      Dates              Stock        and Warrant         AMEX Index      & Services Index
      -----           ----------      -----------         ----------      ----------------
  4/30/2001            0.400             0.400               1.138           1.450
  5/31/2001            0.383             0.360               1.144           1.502
  6/30/2001            0.435             0.401               1.129           1.560
  7/31/2001            0.575             0.513               1.081           1.335
  8/31/2001            0.515             0.452               1.037           1.299
  9/30/2001            0.432             0.399               0.922           1.195
  10/30/2001           0.335             0.304               0.957           1.271
  11/30/2001           0.282             0.252               0.983           1.298
  12/30/2001           0.152             0.129               1.018           1.377


                           2001 Executive Compensation

                  Executive compensation for 2001 included base salary, other compensation and, the grant of stock options (as reflected elsewhere in this Proxy Statement under "Option Grants in Year Ended December 31, 2001"). We paid no cash bonuses for 2001.

                    2001 Chief Executive Officer Compensation

                  The compensation for Mr. Stoughton included salary at the annual rate of $260,000. Our Board of Directors increased Mr. Stoughton's salary to this amount effective April 2001 to reflect Mr. Stoughton's performance and competitive salaries in the marketplace. See "Executive Compensation - Summary Compensation Tables" and "- Employment Agreements."

                     Limits of Deductibility of Compensation

                  Section 162(m) of the Internal Revenue Code imposes a $1 million limit on the allowable tax deduction of compensation paid by a publicly-held corporation to its Chief Executive Officer and its other four most highly compensated executive officers employed at year-end, subject to certain pre-established objective performance-based exceptions. The Compensation Committee intends to take Section 162(m) into account when formulating its compensation policies for the Company's Chief Executive Officer and its other Executive Officers and to comply with Section 162(m), if and where the Committee determines compliance to be practicable and in the best interests of the Company and its stockholders.

                                     Summary

                  The Compensation Committee advises the Board regarding our cash and equity incentive programs for the purpose of attracting and retaining highly skilled executives who will promote our business goals and providing incentive for these persons to achieve goals which are intended to build long-term stockholder value.

             2001 Compensation Committee of the Board of Directors.

                  Anthony P. Brenner
                  Diana J. Mackie

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

                  At April 25, 2002, we had 19,066, 336 shares of Common Stock outstanding. As of that date, we had 50,000,000 shares of Common Stock authorized of which approximately 10,000,000 have been reserved for issuance pursuant to securities issued previously or pursuant to our equity compensation plans, leaving approximately 28,700,000 authorized but unissued shares of Common Stock. In addition, at April 25, 2002 we had 5,000,000 shares of preferred stock authorized of which 162,914 shares have been designated Series A Convertible Preferred Stock and 350 shares have been designated Series B Convertible Preferred Stock, 619 shares have been designated Series C Convertible Preferred Stock. No shares of preferred stock are outstanding at this time.

         The table below sets forth certain information regarding the beneficial ownership of our Common Stock as of April 25, 2002, by (i) each person or group of affiliated persons known by us to be the beneficial owner of more than 5% of our outstanding Common Stock, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our executive officers and directors as a group.

         The number of shares of Common Stock actually owned by each principal stockholder is listed in Column A, entitled "Shares of Common Stock." In addition, each principal stockholder is deemed to be the beneficial owner of Common Stock that such stockholder can acquire upon the exercise of warrants or vested options on or within 60 days after April 25, 2002. These option and warrant shares are listed separately in Column B, entitled "Shares Underlying Options/Warrants." The total of these two columns is then set forth in Column C. Each principal stockholder's maximum potential percentage ownership is in Column D.

         Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them.


                                                                                (B)                (C)
                                                               (A)             Shares             Total
                                                            Shares of        Underlying        Beneficial         (D)
                                                              Common          Options/          Ownership     Percentage
                Name of Beneficial Owner                      Stock           Warrants         (A plus B)        Owned
                ------------------------                     ------           --------         ----------        -----
RoyCap, Inc. .........................................        1,797,631(1)    4,003,330(2)      5,800,961          30.4%
               4100 Yonge Street, Suite 504
                Toronto, Ontario M2P 2G2, Canada

Peter Friedli ........................................        2,116,472(3)      130,122(4)      2,246,594          11.8%
         c/o Friedli Corp. Finance
         Freigustrasse 5
         8002 Zurich, Switzerland

Kevin Kimberlin ......................................          765,891(5)      336,349(6)      1,102,240           5.8%
c/o Spencer Trask Securities Incorporated
         535 Madison Avenue, 18th Floor
         New York, New York 10022

W. Vickery Stoughton .................................             340,505         179,826        520,331           2.7%
         c/o Careside, Inc.
         6100 Bristol Parkway
         Culver City, California 90230
Zesiger Capital Group LLC                                     1,582,680(8)               0      1,582,680           8.3%
              320 Park Avenue, 30th Floor
              New York, New York 10022
Chester L.F. and Jacqueline Paulson ..................        2,404,507(9)     369,350(10)      2,773,407          14.5%
         811 S.W. Naito Parkway, Suite 200
         Portland, OR 97204
Dr. Thomas H. Grove                                                205,294          92,364        297,658
James R. Koch ........................................               4,641          59,094         63,725              *
Dennis E. Rieger .....................................                  --          47,816         47,816              *
Sandra P. Twyon ......................................               3,411          40,000         43,411              *
William F. Flatley ...................................              15,470         15, 989         31,459              *
Anthony P. Brenner ...................................              10,769          15.989         26,758              *
Kenneth N. Kermes ....................................               2,959          13,826         16,785              *
Diana J. Mackie ......................................               4,438           9,500         13,938              *
C. Alan MacDonald ....................................                  --          15,989         15,989              *

                                                                   587,487         490,393      1,077,870           5.7%

All executive officers and directors as a group (10 persons)
*Represents less than 1% of our outstanding shares of Common Stock.

(1) Voting control and investment power of these shares is held by Mark Shoom who owns all of the shares of RoyCap, Inc.

(2) Includes 3,978,330 shares issuable upon exercise of our Callable Common Warrant issued in September 2000 and 25,000 shares issuable upon exercise of a Warrant issued in September 2000. Voting control and investment power of these shares is held by Mark Shoom who owns all of the shares of RoyCap, Inc. The number of shares included in Column A is based upon the Schedule 13G filed with the SEC on February 5, 2002.

(3) Includes 1,789,993 shares of Common Stock owned by Venturetec, Inc., of which Mr. Friedli is the controlling stockholder.

(4) Includes 75,644 shares of Common Stock issuable upon the exercise of warrants owned by Pine Incorporated, a corporation owned and controlled by Mr. Friedli

(5) Includes 371,090 shares of Common Stock held by Oshkim Limited Partners, L.P. and 339,041 shares of Common Stock held by Kevin Kimberlin Partners, L.P., both of which are limited partnerships of which Mr. Kimberlin is the general partner, and 55,760 shares of Common Stock held by Spencer Trask Securities Incorporated, of which Mr. Kimberlin is Chairman and exercises voting control.

(6) Includes 20,517 shares of Common Stock issuable upon the exercise of warrants held by Oshkim Limited Partners, L.P. and 38,095 shares of Common Stock issuable upon the exercise of warrants held by Kimberlin Partners, L.P. Also includes 277,737 shares of Common Stock issuable upon the exercise of warrants owned by Spencer Trask Securities Incorporated of which Mr. Kimberlin is Chairman and exercises voting control.

(7) Includes 179,696 shares of Common Stock underlying shares of Common Stock issuable upon exercise of warrants owned by S.R. One, Limited, an affiliate of SmithKline Beecham Corporation. Also includes 235,294 shares of Common Stock issuable upon exercise of bridge loan warrants owned by S.R. One, Limited.

(8)      Based on the Schedule 13G/A filed with the SEC on February 14, 2002.

(9) Includes 21,555 shares of Common Stock owned directly by Mr. Paulson and 2,382,502 shares of Common Stock owned in the name of Paulson Investment Company, Inc. ("PIC") an affiliated entity of Mr. and Mrs. Paulson.

(10) Includes warrants held by Mr. Paulson to purchase 21,700 shares of Common Stock and Warrants held by PIC to purchase 369,305 shares of Common Stock.

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

                  Neither Mr. Brenner nor Ms. Mackie, who are the current members of the Compensation Committee has been, at any time since our formation, an officer or employee of ours. In addition, none of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board of Directors or Compensation Committee. Ms. Mackie, who co-led the merger integration process of GlaxoSmithKline, was nominated to serve on the Board of Directors by SmithKline Beecham Corporation pursuant to the terms of a stockholders' agreement by and among us and our stockholders and warrantholders prior to our initial public offering.

                  In addition, we continued in 2001 to utilize the software development services of Advanced Medical Information Technologies, Inc., also known as AdMIT. AdMIT is a company in which our Chief Information Officer during fiscal 2001, Dennis Rieger, has an equity interest. We paid AdMIT $12,000 in 2001. In addition, we paid an equity owned in part by Mr. Reiger's brother approximately $506,000 for programming services during 2001. These services were at what we believed were below market rates for comparable services.

                  In November 2001, S.R. One, Limited agreed to extend the maturity date of the note we owe them to May 2002. The original principal amount of the note is $2 million. It is the remaining obligation we have from the loan S.R. One made to us in December 1998, a third of which was converted to Series A Preferred Stock, which was in turn converted to common equity in July 2000. S.R. One has the option to convert all or any portion of the remaining loan, plus accrued interest thereon, into shares of Series A Convertible Preferred Stock. We also issued a bridge warrant to S.R. One in connection with the bridge financing. The bridge warrant is exercisable for 235, 294 shares of common stock at an exercise price of $6.37 and will expire on June 16, 2004. S.R. One is a venture capital affiliate of GlaxoSmithKline.

                  On November 29, 2000, December 21, 2000 and January 24, 2001, Careside engaged in three closings of a private placement of common stock and warrants to purchase common stock. Each purchaser in the private placement is an entity controlled by Peter Friedli, who owns more than 5% of our outstanding common stock.

                  In a series of transactions between January and July 2001, RoyCap, Inc. converted shares of Series B Convertible Preferred Stock into shares of Careside's common stock. In July and August 2001, Careside made calls under its callable warrant transaction with RoyCap. A total of 11,190 shares were issued at an average price of $3.31 per share. RoyCap, Inc. is an investor that would beneficially own more than 5% of our common stock assuming exercise of all callable warrant shares.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Culver City, California, on the 29th day of April, 2002.

                                    CARESIDE, INC.


                                    By:      /s/  W. Vickery Stoughton
                                             --------------------------

                                             W. Vickery Stoughton
                                             Chairman of the Board of Directors
                                             and Chief Executive Officer