Form 10-Q
period 2002-03-31
CARESIDE INC
filed 2002-05-15
CIK 1070602

                                        SECURITIES AND EXCHANGE COMMISSION
                                               WASHINGTON, DC 20549
                                                ---------------

                                                 FORM 10-Q

(Mark One)

 X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---       EXCHANGE ACT OF 1934.

         For the quarterly period ended March 31, 2002
                                              ---------------

                                                 OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934.

         For the transition period from ___________ to ___________.

                                     Commission file number 333-69207
                                    ---------------------------------

                                               Careside, Inc.
                        --------------------------------------------------------
                         (Exact name of registrant as specified in its charter)

                                  Delaware                        23-2863507
                                  --------                        ----------
                         (State or other jurisdiction           (IRS employer
                       of incorporation or organization)     identification no.)

                   6100 Bristol Parkway, Culver City, CA 90230
               ----------------------------------------------------
                  (Address of principal executive offices) (zip code)

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

          The number of shares outstanding of the Registrant's common Stock, par value $.01 per share, was 19,066,336 as of May 13, 2002.

                                        CARESIDE, INC.

                                          INDEX

                                                                                Page
                                                                                ----
Part I - Financial Information

     Item 1. Financial Statements
             --------------------

         Balance Sheets at December 31, 2001 and March 31, 2002
         (unaudited)..........................................................   3
         Statements of Operations for the three months ended
          March 31, 2001 and 2002 (unaudited).................................   4
         Statements of Cash Flows for the three months ended
          March 31, 2001 and 2002 (unaudited).................................   5
         Notes to Financial Statements........................................   6

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations..............................   10

     Item 3. Quantitative and Qualitative Disclosures about
             Market Risk......................................................   14

Part II - Other Information

     Item 2.  Changes in Securities and Use of Proceeds.......................   15

     Item 4.  Submission of Matters to a Vote of Security Holders.............   15

     Item 6.  Exhibits and Reports on Form 8-K................................   16

Signatures....................................................................   17

                                          PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
                                                  CARESIDE, INC.

                                     CONSOLIDATED BALANCE SHEETS
                              (in thousands, except share and per share amounts)

                                                 Assets
                                                 ------
                                                                                  December 31,      March 31,
                                                                                      2001            2002
                                                                                 --------------  -------------
Current Assets:                                                                                     (unaudited)
  Cash                                                                           $          39   $          43
  Accounts receivable, net of allowance of $27 in 2001 and $32 in 2002                     158             330
  Inventory                                                                              2,498           1,992
  Prepaid expenses and other                                                               481             472
                                                                                 -------------   -------------
          Total current assets                                                           3,176           2,837
                                                                                 -------------   -------------
Property and Equipment, net of accumulated depreciation of $6,186 in                     3,964           3,676
           2001 and $6,493 in 2002                                               -------------   -------------
Deposits and Other                                                                          24              24
                                                                                 -------------   -------------
Goodwill                                                                                    50            -
                                                                                 -------------   -------------
                                                                                 $       7,214   $       6,537
                                                                                 =============   =============
                                 Liabilities and Stockholders' Investment
                                 ----------------------------------------
Current Liabilties:
  Current portion of long-term debt                                              $       2,756   $       3,155
  Current portion of obligation under capital lease                                         15              15
  Accounts payable                                                                       1,715           2,574
  Accrued expenses                                                                         604             791
  Accrued interest                                                                         554             598
                                                                                 -------------   -------------
          Total current liabilties                                                       5,644           7,133
                                                                                 -------------   -------------
Deferred Warranty Revenue                                                                    5               5
                                                                                 -------------   -------------
Long-Term Debt, net of current portion                                                     483             396
                                                                                 -------------   -------------
Obligation Under Capital Lease, net of current portion                                       9               5
                                                                                 -------------   -------------
Commitments and Contingencies

Stockholders' Investment:
Common stock, $.01 par value:
    50,000,000 shares authorized-
    16,904,193 and 19,066,366 shares issued and outstanding at
    December 31, 2001 and March 31, 2002                                                   169             191
  Additional paid-in capital                                                            61,772          62,415
  Accumulated Deficit                                                                  (60,868)        (63,608)
                                                                                 -------------   --------------
          Total stockholders' investment                                                 1,073          (1,002)
                                                                                 --------------- --------------
                                                                                 $       7,214   $       6,537
                                                                                 =============   =============

              The accompanying notes are an integral part of these consolidated financial statements.

                                            CARESIDE, INC.

                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                              (in thousands, except share and per share amounts) (unaudited)

                                                                           For the Three Months
                                                                             Ended March 31,
                                                                    ----------------------------
                                                                         2001           2002
                                                                    --------------  ------------
Net Sales                                                           $      184      $      601

Cost of Sales                                                            1,002           1,301
                                                                    ----------      ----------
           Gross Profit (Loss)                                            (818)           (700)

Operating Expenses:
  Research and development - products                                      806             383
  Research and development - software                                      203             237
  Selling and marketing                                                    853             716
  General and administrative                                               404             495
  Goodwill amortization                                                    142              -
  Goodwill impairment                                                       -               50
                                                                    ----------      ----------
          Operating Loss                                                (3,226)         (2,581)

Other income (expense):
  Interest income                                                           10             -
  Interest expense                                                        (109)           (159)
                                                                    ----------      ----------
          Net Loss                                                      (3,325)         (2,740)

Preferred stock dividends on Series A & B                                  (13)           -
Accreted dividend on Series B & C                                          (34)           -
                                                                    ----------      ----------

Net loss available to common stockholders                           $   (3,372)     $   (2,740)
                                                                    ----------      ----------
Basic and Diluted Net Loss per Common Share                         $    (0.30)     $    (0.16)
                                                                    ----------      ----------
Shares used in Computing Basic and Diluted
  Net Loss per Common Share                                         11,092,483      17,504,788
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

                                            CARESIDE, INC.

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (in thousands)(unaudited)

                                                                         Three Months Ended
                                                                              March 31,
                                                                              ---------

                                                                       2001             2002
                                                                       ----             ----
Operating Activities:
  Net loss                                                           $  (3,325)     $   (2,740)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                                        684             307
      Goodwill impairment                                                   -               50
      Interest Expense for warrants issued with bridge financings           -               60
Changes in operating assets and liabilities:
      Accounts receivable                                                  (12)           (172)
      Inventory                                                           (194)            488
      Prepaid expenses and other                                           (34)              9
      Accounts payable                                                      99             859
      Accrued expenses                                                      99             187
      Accrued interest                                                      49              44
                                                                     ---------      ----------
          Net cash used in operating activities                         (2,634)           (908)
                                                                     ---------      ----------
Investing Activities:
  Purchases of property and equipment                                      (65)             (1)
                                                                     ---------      ----------
          Net cash used in investing activities                            (65)             (1)
                                                                     ---------      ----------
Financing Activities:
  Net Borrowings (Payments) on long-term debt and bridge financing        (123)            917
  Payments on capital lease obligation                                      (3)             (4)
  Net proceeds from the issuance of                                      2,072              -
    preferred and common stock
                                                                     ---------      ----------
          Net cash provided by financing activities                      1,946             913
                                                                     ---------      ----------
Net Increase (Decrease) in Cash                                           (753)              4
Cash, beginning of period                                                1,789              39
                                                                     ---------      ----------
Cash, end of period                                                  $   1,036      $       43
                                                                     =========      ==========

              The accompanying notes are an integral part of these consolidated financial statements.

                                 CARESIDE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1:   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for the three months ended March 31, 2002 of Careside, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management has secured bridge financing that is funding its planned operations. Steps have been taken to reduce the monthly costs and management continues to pursue additional sources of funding. Until these sources of financing our secured, uncertainties will continue that may impact the Company's ability to fund its planned operation and meet its operating objectives. In management's opinion, all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the financial position and results of operations, have been made. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results expected for the entire year. These financial statements should be read in conjunction with the auditors report on the Company's financial statements and notes related thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and other areas included herein including liquidity and capital resources. Certain prior period amounts have been reclassified to conform to the current period presentation.

Note 2:   RISKS AND LIQUIDITY/GOING CONCERN

Careside was incorporated in July 1996 to acquire an ongoing, point-of-care ("POC") testing, development-stage product from SmithKline Beecham Corporation and its affiliates ("SmithKline") and to complete the development of and to manufacture, market and distribute POC diagnostic products. In the fourth quarter of 2000, Careside had substantially completed the initial development efforts of the Company's core product and began generating sales and increasing its focus on marketing efforts. In 1998, 1999 and for the nine months ended September 30, 2000, Careside was considered a development stage enterprise Since its inception, Careside has generated minimal revenues and incurred significant losses. Careside anticipates incurring additional losses over at least the next year, and such losses are expected to increase as Careside expands its marketing activities. The accompanying consolidated financial statements have been prepared in conformity with principles of accounting applicable to a going concern. These principles contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements for the three months ended March 31, 2002, the Company incurred a net loss of $2.7 million and has used cash in operating activities of $1.0 million and at March 31, 2002, the Company had a working capital deficit of $4.3 million and an accumulated deficit of $63.6 million. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Additional financing will be needed by Careside to fund its operations. The Company is currently working to raise additional funding through bridge loans, long-term debt financing and permanent equity financing (see note 7). Further, the Company has reduced portions of its fixed overhead expenses. In addition, the ability of Careside to commercialize its products will depend on, among other things, the relative cost to the customer of Careside's products compared to alternative products, its ability to obtain necessary regulatory approvals and to manufacture the products in accordance with Good Manufacturing Practices, and its ability to market and distribute its products. The Company's failure to raise capital on acceptable terms could have a material adverse effect on its business, financial condition or results of operations. There can be no assurance that Careside's future product enhancements will receive regulatory clearance, that the Company will be able to obtain additional financing, be profitable in the marketplace, or will be able to repay its current debt obligations. The failure of the Company to successfully achieve one or all of the above items will have a material impact on the Company's financial position and results of operations.

The Company's report of Independent Public Accountants issued in connection with the December 31, 2001 consolidated financial statements was qualified as to the Company's ability to continue as a going concern. The Company has been advised by its Independent Public Accountants that, if prior to the completion of their audit of the Company's financial statements for the year ending December 31, 2002, the Company is unable to demonstrate its ability to fund operations and repay debt as it becomes due in the next 12 months, their auditor's report on those financial statements will be modified for the contingency related to the Company's ability to continue as a going concern.

Note 3:   INVENTORIES

At March 31, 2002, inventories consisted of raw materials to be utilized in the manufacturing of disposable test cartridges, work in process and finished goods including test cartridges and analyzers. Inventories are carried at the lower of cost or market computed on a first-in, first-out (FIFO) basis (in thousands).

                                                          As of
                                                          -----
                                        December 31, 2001        March 31, 2002
                                        -----------------        --------------
Raw materials                                     $   932               $   905
Work in process                                       123                   124
Finished goods                                      1,967                 1,555
Reserve for Excess and Obsolesce                    (524)                 (592)
                                                ---------              --------
Total                                             $ 2,498               $ 1,992
                                                =========              ========
Note 4:   NET LOSS PER COMMON SHARE

Basic and diluted loss per share was computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Dilutive loss per share is the same as basic as the impact of stock options, warrants, and convertible preferred stock is excluded because the impact is anti-dilutive to the Company's loss per share.

Note 5:   REVENUE RECOGNITION

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

The Company recognizes revenue from the sale of analyzers to distributors according to the terms of the distributor agreements. The Company's distributors do not have rights of return or cancellation or any price protection provisions. Revenue from distributors that does not meet all of the requirements of SAB 101 and SFAS 48 is deferred and recognized upon the sale or acceptance, if applicable, of the product to the end user.

The Company has entered into sales agreements with leasing companies whereby the Company sells its products directly to the leasing company, who then leases the products to the end user. Sales to the leasing company are on a non-recourse basis and are recognized at the later of shipment date or customer acceptance, when applicable.

Revenues from extended warranty contracts are deferred at the list sales price and are recognized over the term of the contract.

Note 6:   STATEMENTS OF CASH FLOWS

During the three-month periods ended March 31, 2002 and 2001 cash paid for interest was approximately $60,000 and $40,000 respectively. During the same periods the company made no cash payments for income taxes.

The Company had the following non-cash investing and financing activities which have been excluded from the consolidated statement of cashflows:

                                                         For the three
                                                          months ended
                                                            March 31,

                                                    2001                2002
                                                    ----                ----

Accrued Dividends                                $    13,000     $        -
Accreted Dividends                                    34,000              -

Conversion of Series C
  to common stock                                    223,000              -

Transfer of Analyzers from Inventory
  to Property and Equipment                           48,000             17,600

Conversion of debt equity                               -               605,000

Note: 7   BRIDGE FINANCING:

In the first quarter of 2002 and in April and May 2002, the Company entered into a series of bridge financing and other debt transactions with various investors, including the Company's CEO and members of the board of directors. The total net cash proceeds from the financings was $1,009,000 for the first quarter transactions and $1.5 million (See Note 9) for the April and May transactions. In connection with the first quarter financings, the Company has issued warrants to purchase 188,000 shares of common stock. The value of these warrants, using the Black-Scholes pricing model aggregated $60,000, and was recorded as a discount on the debt. This discount was amortized and charged to interest expense in the first quarter. In connection with the April and May financings no warrants to purchase shares of common stock have been issued. A summary of the first quarter bridge financings is shown below.

First Quarter Bridge Financings
-------------------------------

                Amount      Warrants       Value of Warrants        Date of Note         Due Date
                ------      --------       -----------------        ------------         --------
Investor 1     $  600,000      100,000                $44,000     January 14, 2002       Converted to
                                                                                         common stock
                                                                                         March 6, 2002

Investor 2        319,000       70,000                 13,000     February 28, 2002      May 14, 2002

CEO                50,000       10,000                  1,800     February 28, 2002      Earlier of May
                                                                                         29, 2002 or close
                                                                                         of debt financing
                                                                                         (as defined)

Director 1         20,000        4,000                    700     February 28, 2002      Earlier of May
                                                                                         29, 2002 or close
                                                                                         of debt financing
                                                                                         (as defined)

Director 2         20,000        4,000                    700     February 28, 2002      Earlier of May
               ----------      -------                                                   29, 2002 or close
               $1,009,000      188,000                                                   of debt financing
               ==========      =======                                                   (as defined)

The note issued to Investor 1 bore a flat interest amount of $5,400. The note also carried a feature whereby the Company was required to grant an additional 50,000 warrants for each 30-day period the note was outstanding. The Company issued 100,000 such warrants, which were valued at $44,000 and were charged to interest expense.

The note to Investor 2 bears no interest. The note is partially convertible with $150,000 of the note convertible to common stock at $0.30 per share at the holder's option. This conversion feature is extended through a purchase option whereby the holder may purchase 500,000 shares of common stock during the ninety-day period following repayment of the note. For each 30 day period that the note is outstanding; the Company is required to issue warrants to purchase 35,000 shares of common stock at $0.30 per share. The Company so far recognized the obligation for 70,000 such warrants, which were valued at $13,000 and were charged to interest expense. In the event the Company defaults on the note under the note terms, the note holder has the right to require the Company to purchase the warrants at a price of $3.33 per underlying common share up to $350,000. The note to Investor 2 became due and payable on May 14, 2002. Although the Company has not received any written extensions or modifications of terms from Investor 2, the Company believes that Investor 2 will extend the due date as needed until the Company is able to close a long-term debt financing (See Note 9). If Investor 2 decides not to extend the due date and demands payment, it would have a material adverse impact on the Company's financial position and results of operations and ability to continue as a going concern.

The CEO and director notes carry interest at 9%. These notes carry purchase option features whereby the holders have the right to purchase shares of common stock at $0.30 per share for a period of ninety days after repayment of the notes. For each 30 day period that the note is outstanding; the Company is required to issue warrants to purchase 5,000 and 2,000 shares of common stock at $0.30 per share for the CEO and each director, respectively. The Company issued 10,000 and 4,000 such warrants to the CEO and each director, respectively. The value of these warrants was not material and was charged to interest expense.

Note 8:   Goodwill Impairment and Inventory Reserve

In April 2002, the Company continued to face liquidity challenges and further reduced its workforce. As a result of limited financial resources and personnel, the Company determined it could no longer focus efforts towards the sales of its H-2000 Hematology products. The Company performed an analysis of the value of its Hematology business and determined that the goodwill of $50,000 would not be realized. Accordingly, the Company recorded an impairment charge of $50,000 on the remaining goodwill during the quarter ended March 31, 2002.

In connection with the assessment of the Hematology business and the uncertainty of the future realizability of the H-2000 inventory on hand, the Company recorded a reserve of $68,000 to reduce H-2000 inventories to their estimated net realizable value.

Note 9:   SUBSEQUENT EVENTS

In order to, among other things, raise additional funds for working capital and repay prior loans, the Company has undertaken an initial closing of a new private placement (the "2002 Private Placement") to existing stockholders of up to $5,000,000 worth of 10% secured notes (the "Investment Notes") pursuant to the terms and conditions of investment letter agreements, all of the same form, dated as of April 2002 (collectively, the "Investment Agreement"). Subject to stockholder approval, each holder of an Investment Note will have the opportunity to exchange such holder's Investment Note for a 10% secured convertible note with the same principal amount as his, her or its Investment Note within fifteen (15) days after the Company obtains such required stockholder approval. As of May 15, 2002, the Company has sold $1.5 million in Investment Notes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS - CAUTIONARY STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q, including statements regarding the anticipated development and expansion of the Company's business and expenditures, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and other statements contained herein regarding matters that are not historical facts, are "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, those discussed in other filings, including those contained in the Company's Form 10-K for the year ended December 31, 2001.

GENERAL

The Company markets the Careside System, a proprietary blood testing system. It is designed to decentralize laboratory operations and provides a solution to the limitations of central blood testing laboratories. The Careside System consists of a desktop testing instrument called the Careside Analyzer(R), disposable test cartridges and a data management device, the Careside Connect. The Careside System performs blood tests at the same location as the patient, or what is commonly called point-of-care. It provides rapid test results within 10 to 15 minutes from the time the blood is drawn from the patient, in contrast to the traditional method of sending blood samples to hospital or commercial laboratories and waiting between 4 and 24 hours to obtain test results. Such centralized laboratories are burdened by transportation time and volume processing steps. In addition, the Careside System is cost competitive and offers a comprehensive test menu, which the Company believes represents more than 80% of all routine blood tests ordered on an out-patient basis. These include all of the most commonly ordered blood tests, as well as blood tests required for critical care testing, including chemistry, electrochemistry, and coagulation tests within a single testing instrument. As of March 31, 2002, the Careside Analyzer and 42 tests were cleared for marketing by the FDA or are exempt and can be marketed for professional laboratory use. The Company believes that no other product for decentralized blood testing currently in the market offers nearly as broad a menu of tests or combines these test categories.

The Company initiated commercial sales in the fourth quarter of 2000. The Company has incurred losses and expects to incur increasing losses for the foreseeable future as the Company launches its products and its marketing expenditures increase. The Company's revenue for the immediate future will be dependent on market acceptance and the speed of unit placements with physicians and clinics.

CRITICAL ACCOUNTING POLICIES

In accordance with recent Securities and Exchange Commission guidance, those material accounting policies that we believe are most critical to an investor's understanding of our financial results and condition and require complex management judgement are discussed below.

Revenue Recognition. The Company applies the provisions of Staff Accounting Bulletin No. 101 (SAB 101) when recognizing revenue. SAB 101 states that the revenue generally is realized or realizable and earned when all of the following criteria are met: a) persuasive evidence of an arrangement exists, b) delivery has occurred or the services have been rendered, c) the seller's price to the buyer is fixed or determinable and d) collectibility is reasonably assured. The Company recognizes revenue from the sale of analyzers to doctors, hospitals and laboratories upon customer acceptance. The Company recognizes revenue on the sale of test cartridges, supplies and hematology solutions once shipment has occurred and all of the conditions of SAB 101 have been met. The Company recognizes revenue from the sale of analyzers to distributors according to the terms of the distributor agreements. The Company's distributors do not have rights of return or cancellation or any price protection provisions. Revenue from distributors that does not meet all of the requirements of SAB 101 and SFAS 48 are deferred and recognized upon the sale or acceptance, if applicable, of the product to the end user. The Company has entered into sales agreements with leasing companies whereby the Company sells its products directly to the leasing company, who then leases the products to the end user. Sales to the leasing company are on a non-recourse basis and are recognized at the later of shipment date or customer acceptance, when applicable. Revenues from extended warranty contracts are deferred at the list sales price and are recognized over the term of the contract. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

Accounts Receivable. The Company's accounts receivable are unsecured, and the Company is at risk to the extent such amounts become uncollectible. The Company continually monitors account receivable balances, and provides for an allowance of doubtful accounts at the time collection may become questionable based on payment history or age of the receivable and other factors related to the customer's ability to pay.

Inventories. The Company continually monitors inventories for both movement and realized margins, and provides reserves for excess and obsolete inventories and net realizable value issues at the time such analyses are performed.

The following is a discussion of the financial condition and results of operations for the Company for the three months ended March 31, 2002 and 2001. It should be read in conjunction with the Financial Statements included on the Company's form 10-K filed on March 29, 2002, as amended, and the Notes thereto and other financial information included elsewhere in this report.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 AND 2001

Sales. Sales increased to $601,000 in the first quarter of 2002 compared to $184,000 in 2001. Sales in 2002 were predominately sales of The Careside Analyzer and disposable cartridges. Our increase in sales and related accounts receivable is due to our sales force having worked with approximately 1,000 distributor representatives calling on physician offices, clinics and hospitals. The cost of sales represents the cost of instruments and reagents sold and the fixed costs associated with manufacturing efforts. In 2002 our fixed costs represented $909,000 of cost of goods. A like amount was recorded as fixed costs for the first quarter ended March 31, 2002 and March 31, 2001.

Research and Development Expenses - Product. Research and development expenses decreased to approximately $383,000 for the three months ended March 31, 2002 from $806,000 for the three months ended March 31, 2001. This decrease of $423,000 was primarily attributable to completion of third party contract development work associated with producing the Careside Analyzer.

Research and Development Expenses - Software. Research and development expenses increased to approximately $237,000 for the three months ended March 31, 2002 from $203,000 for the three months ended March 31, 2001. This increase of $34,000 was primarily attributable to software development associated with the launch of the Careside Connect.

Selling and Marketing Expenses. Sales and marketing expenses decreased to $716,000 for the three months ended March 31, 2002 from $853,000 for the three months ended March 31, 2001. This decrease of $137,000 is primarily attributable to cost control efforts in 2002.

General and Administrative Expenses. General and administrative expenses increased to $495,000 for the three months ended March 31, 2002 from $404,000 for the three months ended March 31, 2001. This increase of $91,000 is primarily attributable to increased use of outside services including accounting and legal services.

Goodwill. No goodwill amortization was recorded for the three months ended March 31, 2002 compared to $142,000 for the three months ended March 31, 2001. A goodwill impairment charge of $50,000 was taken in 2002 associated with the reduced value resulting from fewer resources and the Company's inability to devote efforts to the H2000 Hematology analyzer. Goodwill was recorded from the December 1999 acquisition of Texas International Laboratories, Inc. A previous impairment charge recognized in December 2001 caused the reduction versus prior year.

Interest Income and Expense. Interest income decreased to less than $1,000 for the three months ended March 31, 2002 compared to $10,000 for the three months ended March 31, 2001. This decrease is attributable to lower cash balances in 2002 than in 2001. Interest expense increased to $159,000 in 2002 from $109,000 in 2001 due to lower remaining balances on the equipment leases in 2002 offset by interest expense from new bridge loans taken in the three months ended March 31, 2002.

Net Loss. Net loss to common stockholders decreased $0.7 million to $2.7 million for the three months ended March 31, 2002 from $3.4 million for the three months ended March 31, 2001. This decrease reflects the overall reduction in R&D, selling and marketing offset by increases in cost of goods sold and interest expenses.

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

INCOME TAXES

As of December 31, 2001, The Company had approximately $48.6 million and $1.2 million of net operating loss and research and development credit carryforwards, respectively, for federal income tax purposes, which begin to expire in 2011. These amounts reflect different treatment of expenses for tax reporting than are used for financial reporting. The Tax Reform Act of 1986 contains certain provisions that may limit our ability to utilize net operating loss and tax credit carryforwards in any given year. We experienced a change in ownership interest in excess of 50% as defined under the Tax Reform Act upon the first closing of our 1997 equity financing and by means of the private placements in 2000 and 2001. We do not believe that these changes in ownership will have a significant impact on our ability to utilize our net operating loss and tax credit carryforwards. There can be no assurance that ownership changes in future periods will not significantly limit our use of existing or future net operating loss and tax credit carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations since inception primarily through the net proceeds generated from the issuance of common stock, long-term debt and certain short-term borrowings that were subsequently converted into equity securities or which remain outstanding. As of March 31, 2002, we have received net proceeds aggregating approximately $61.6 million from these transactions.

Net cash used in operating activities for the three months ended March 31, 2002 was approximately $908,000. For the period ended March 31, 2002, cash used in operating activities primarily represents the net loss for the period and decreases in inventory offset by increases in accounts payable. Net cash used in operating activities was approximately $2.6 million for the three months ended March 31, 2001. This represented the net loss for that year offset by increases in accounts payable, accrued expenses and accounts receivable partially offset by decreases in inventory. We provide reserves for doubtful accounts based on our specific review of aged accounts receivable. As of March 31, 2002, allowance for doubtful accounts related primarily to cartridge sales to customers.

Cash used in investing activities for the purchase of property and equipment was approximately $1,000 and $65,000 for the three months ended March 31, 2002 and March 31, 2001. The cash used in 2001 was primarily for the acquisition of manufacturing equipment and laboratory equipment used in research and development.

Cash provided by financing activities was approximately $913,000 for the three months ended March 31, 2002, net of payments made on long term debt obligations. Net cash provided by financing was a result of closing of $1,009,000 of bridge loans at March 31, 2002.

At March 31, 2002, our principal source of liquidity was approximately $43,000 in cash.

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

We entered into an agreement for bridge financing with S.R. One, Limited in December 1998. Under this agreement, $1.5 million was funded in December 1998 and $1.5 million was funded in January 1999. All of this funding was used to fund research and development activities and for working capital. In June 1999, S.R. One agreed to convert $1.0 million of the $3.0 million loan, together with accrued interest at the rate of 8% on $1.0 million, into shares of Series A Convertible Preferred Stock. The conversion price was $6.375, which was 85% of the initial public offering price per unit. S.R. One received 162,914 shares of Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock was in turn converted on July 1, 2000, at the option of the holder, into units comprised of one share of Common Stock and one warrant to purchase an additional share of Common Stock. All accrued and unpaid dividends with respect to shares of Series A Convertible Preferred Stock converted by S.R. One were also converted into units at

$7.50 per unit. The exercise price and other terms of the warrant received on the conversion were the same as the warrants included in the Units. The remaining $2.0 million of the loan matures in June 2002. At that time, we expect either to repay the $2.0 million balance on the bridge financing with the proceeds of a new loan or to negotiate to extend the term or convert the balance of it into preferred or common equity. The annual interest rate on the remaining $2.0 million increased to 10% on July 1, 2000. S. R. One has the option to convert all or any portion of the remaining loan, plus accrued interest thereon, into shares of Series A Convertible Preferred Stock. This Series A Convertible Preferred Stock would be issued to S.R. One on the same basis as the Series A Convertible Preferred Stock that was issued to S. R. One in connection with the $1.0 million conversion discussed above.

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

In March 2000, we sold 1,184,091 shares of Common Stock in a private placement for $8.77 per share. Proceeds, net of approximately $840,000 of offering costs, amounted to approximately $9.5 million. These shares were subsequently registered with the SEC in April 2000. As part of this transaction, we issued warrants to purchase 101,305 shares of Common Stock to the placement agent and contingent warrants to purchase 154,247 shares of Common Stock. During the third quarter of 2000, the conditions triggering exercisability of these contingent warrants were met. A total of 130,092 of these contingent warrants were exercised prior to their expiration on December 15, 2000 and the remainder lapsed. We used the proceeds from this financing to expand our sales and marketing effort and to fund research and development costs associated with the Careside Analyzer. In addition, our demand for devices was increasing at that time. The proceeds were also used to purchase Analyzers and H-2000s from our manufacturers.

In September 2000, we raised $615,000 of net proceeds in a private placement of 150 shares of Series B Convertible Preferred Stock and 75,000 five-year warrants to purchase Common Stock $5.63 per share. That financing also included the placement of a warrant to purchase an additional $1,000,000 of Series B Convertible Preferred Stock. The Company used the proceeds of this financing to expand sales and marketing efforts as well as to fund research and development cost. It was also used to build our cartridge inventory. In addition, our manufacturing costs were increasing at that time and the proceeds were used to purchase Analyzers and H-2000s from our manufacturers. The same financing also included the placement of callable two year warrants exercisable for up to 4,000,000 shares of Common Stock, subject to conditions, in multiples of twenty shares of Common Stock at an exercise price of $14.00 per share ("Callable Common Warrants"). We can, subject to volume limitations, call the Callable Common Warrants at a price equal to 95% of the average trading price over the two days prior to the date of delivery of our call notice. As of March 31, 2002, none of the Callable Common Warrants had been called. The Series B Convertible Preferred Stock was convertible into Common Stock at 95% of an average of the ten lowest trading prices during the thirty days before the date of conversion. All of it was converted in 2002, resulting in our issuance of 782,586 shares of common stock.

In a series of related transactions in November 2000, December 2000 and January 2001, the Company raised $3,942,000 of net proceeds in a private placement of 1,742,951 shares of Common Stock to a single investor. We also issued 87,148 warrants to purchase Common Stock. The Company used the proceeds of this financing primarily to expand sales and marketing efforts and to fund purchases from our manufacturers of Careside Analyzers and H-2000s.

In the first quarter of 2002, the Company entered into a series of bridge financing transactions including the Company's CEO and members of the Board of Directors. The total net cash proceeds were $1,009,000. In connection with the issuance of this debt, the Company issued warrants to purchase 188,000 shares of common stock. In March 2002, a bridge note totaling $600,000 was converted to common stock. Of the remaining $409,000 raised in the first quarter, $319,000 became due and payable on May 14, 2002. Although the Company has not received any written extensions or modifications of terms from the Investor, the Company believes that the Investor will extend the due date as needed until the Company is able to close a long-term debt financing (See Note 9). If the Investor decides not to extend the due date and demands payment, it would have a material adverse impact on the Company's financial position and results of operations and ability to continue as a going concern.

In April and May 2002, in order to, among other things, raise additional funds for working capital and repay prior loans, the Company has undertaken an initial closing of a new private placement (the "2002 Private Placement") to existing stockholders of up to $5,000,000 worth of 10% secured notes (the "Investment Notes") pursuant to the terms and conditions of investment letter agreements, all of the same form, dated as of April 2002 (collectively, the "Investment Agreement"). Subject to stockholder approval, each holder of an Investment Note will have the opportunity to exchange such holder's Investment Note for a 10% secured convertible note with the same principal amount as his, her or its Investment Note within fifteen (15) days after the Company obtains such required stockholder approval. As of May 15, 2002, the Company has sold $1.5 million in Investment Notes.

At March 31, 2002, our current liquidity and sales revenue expected in 2002 were projected to be sufficient to fund our operating expenses and capital requirements through the second quarter of 2002. We will need additional funds to support our commercial activities. The estimate of the period for which we expect our available sources of cash to be sufficient to meet our funding needs is a forward looking statement that involves risks and uncertainties. There can be no assurance that we will be able to meet our capital requirements for this period as a result of certain factors set forth under "Risk Factors--Additional Funding May Not Be Available" and elsewhere in our registration statement on Form S-3 on file with the SEC dated December 2001. We will need to raise additional capital to maintain our operations, as well as expand our sales and marketing efforts, to scale-up manufacturing activities and to fund our remaining research and development activities. Our future liquidity and capital funding requirements will depend on numerous factors, including the extent to which our products gain market acceptance, the exercise of outstanding warrants to purchase common stock, the timing of regulatory actions regarding our products, the costs and timing of expansions of sales, marketing and manufacturing activities, procurement and enforcement of patents important to our business, and the impact of competitors' products. There can be no assurance that such additional capital will be available on terms acceptable to us, if at all. Furthermore, any additional equity financing and exercise of existing warrants may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants. If adequate funds are not available, we may be forced to curtail or cease our operations significantly or to obtain funds through entering into collaborative agreements or other arrangements on unfavorable terms. Our failure to raise capital on acceptable terms could have a material adverse effect on our business, financial condition or results of operations and our ability to continue as a going concern.

The Company's report of Independent Public Accountants issued in connection with the December 31, 2001 consolidated financial statements was qualified as to the Company's ability to continue as a going concern. The Company has been advised by its Independent Public Accountants that, if prior to the completion of their audit of the Company's financial statements for the year ending December 31, 2002, the Company is unable to demonstrate its ability to fund operations and repay debt as it becomes due in the next 12 months, their auditor's report on those financial statements will be modified for the contingency related to the Company's ability to continue as a going concern.

RECENT PRONOUNCEMENTS

On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". In connection with continued changes in the Company's financial and personnel resources and the assessment of existing goodwill, the Company recorded an impairment charge of $50,000 in the quarter ended March 31, 2002.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

     Not applicable

                                    PART II
                               OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds

     Sale of Unregistered Securities; Changes in Securities

In March 2002, Paulson & Company loaned $600,000 to the Company in January 2002. Paulson agreed to convert the bridge loan into 2,162,143 shares of common stock at a price equivalent to $0.28 per share, the market price on the date of conversion. Paulson also received a 5 year warrant to purchase 100,000 shares of stock for $0.90 per share. The imputed interest associated with this warrant was approximately $44,000.

Item 4.   Submission of Matters to a Vote of Security Holders

Certain terms of the investor notes bridge financing undertaken at the end of the First Quarter and in the Second Quarter.

Item 6.   Exhibits and Reports on Form 8-K

          (a)     Exhibit.

                  Exhibit No.       Description

                  10.1 Form of Note and Warrant Purchase Agreement dated as of January 14, 2002 by and between Careside, Inc. and Paulson Investment, Inc.

                  10.2 Form of Note and Warrant Purchase Agreement dated as of February 28, 2002 by and between Careside, Inc. and Crestview Capital Fund, L.P.

                  10.3 Form of Intellectual Property Security Agreement by and between Careside, Inc. and Crestview Capital Fund, L.P.

          (b)     Reports on Form 8-K

                  A report on Form 8K was filed on February 26, 2002.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

                                      CARESIDE, INC.

Date:  May 15, 2002                   By:  /s/ W. Vickery Stoughton
                                           ------------------------
                                           W. Vickery Stoughton
                                            Chairman and Chief Executive Officer
                                           (Principal Executive Officer and
                                           Financial and Accounting
                                           Officer)