Form 10-Q
period 2002-06-30
CARESIDE INC
filed 2002-08-19
CIK 1070602

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended June 30, 2002

                                   ----------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from             to            .
                                    -----------    -----------

                        Commission file number 333-69207

                                 Careside, Inc.
             (Exact name of registrant as specified in its charter)

             Delaware                                      23-2863507
  (State or other jurisdiction                 (IRS employer identification no.)
of incorporation or organization)

                   6100 Bristol Parkway, Culver City, CA 90230
               (Address of principal executive offices) (zip code)

        Registrant's telephone number, including area code (310) 338-6767

                                   ----------

     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days Yes [X] No[ ]

     The number of shares outstanding of the Registrant's Common Stock, par value $.01 per share, was 19,066,336 as of August 13, 2002.

                                 CARESIDE, INC.

                                      INDEX

                                                                                                           Page
                                                                                                           ----
Part I - Financial Information

        Item 1.  Financial Statements

           Balance Sheets at December 31, 2001 and June 30, 2002 (unaudited).................................3
           Statements of Operations for the three and six months ended
             June 30, 2001 and 2002 (unaudited)..............................................................4
           Statements of Cash Flows for the six months ended
             June 30, 2001 and 2002 (unaudited)..............................................................5
           Notes to Financial Statements.....................................................................6

        Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations......10

        Item 3.  Quantitative and Qualitative Disclosures about Market Risk.................................14

Part II - Other Information

        Item 2.  Changes in Securities and Use of Proceeds..................................................15

        Item 5.  Other Information..........................................................................15

        Item 6.  Exhibits and Reports on Form 8-K...........................................................16

Signatures..................................................................................................17

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                 CARESIDE, INC.

                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                          December 31,    June 30,
                                                                              2001          2002
                                                                          ------------   -----------
                                                                                         (unaudited)
                                     Assets
Current Assets:
   Cash                                                                     $     39      $    336
   Accounts receivable, net of allowance of $27 in 2001 and $35 in 2002          158           232
   Inventory                                                                   2,498         1,772
   Prepaid expenses and other                                                    481           342
                                                                            --------      --------
      Total current assets                                                     3,176         2,682
                                                                            --------      --------
Property and Equipment, net of accumulated depreciation of $6,186 in
   2001 and $6,738 in 2002                                                     3,964         3,431
                                                                            --------      --------
Deposits and Other                                                                24            24
                                                                            --------      --------
Goodwill                                                                          50            --
                                                                            --------      --------
                                                                            $  7,214      $  6,137
                                                                            ========      ========
         Liabilities and Stockholders' Investment (defecit)
Current Liabilties:
   Convertible debt, net of discount $1,029                                $       -      $  1,971
   Current portion of long-term debt                                           2,756         2,823
   Current portion of obligation under capital lease                              15            15
   Accounts payable                                                            1,715         2,120
   Accrued expenses                                                              604           354
   Accrued interest                                                              554           693
                                                                            --------      --------
      Total current liabilties                                                 5,644         7,976
                                                                            --------      --------
Deferred Warranty Revenue                                                          5             5
                                                                            --------      --------
Long-Term Debt, net of current portion                                           483           305
                                                                            --------      --------
Obligation Under Capital Lease, net of current portion                             9             5
                                                                            --------      --------
Commitments and Contingencies

Stockholders' Investment (deficit):
Common stock, $.01 par value:
   50,000,000 shares authorized-
   16,904,193 and 19,066,366 shares issued and outstanding at
   December 31, 2001 and June 30, 2002                                          169           191
   Additional paid-in capital                                                 61,772        66,467
   Accumulated Deficit                                                       (60,868)      (68,812)
                                                                            --------      --------
      Total stockholders' investment (deficit)                                 1,073        (2,154)
                                                                            --------      --------
                                                                            $  7,214      $  6,137
                                                                            ========      ========

        The accompanying notes are an integral part of these consolidated financial statements.

                                 CARESIDE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
          (in thousands, except share and per share amounts)(unaudited)

                                                       Three Months Ended          Six Months Ended
                                                            June 30,                   June 30,
                                                   -------------------------   -------------------------
                                                       2001          2002          2001          2002
                                                   -----------   -----------   -----------   -----------
SALES, net .....................................   $       192   $       409   $       376   $     1,010

COST OF SALES ..................................         1,032           847         2,035         2,148
                                                   -----------   -----------   -----------   -----------

GROSS PROFIT ...................................          (840)         (438)       (1,659)       (1,138)

OPERATING EXPENSES:
   Research and development - product ..........           808           305         1,614           688
   Research and development - software .........           248           180           451           417
   Sales and marketing .........................         1,010           714         1,863         1,430
   General and administrative ..................           555           417           960           912
   Goodwill amortization .......................           142            --           283            --
   Goodwill impairment .........................            --            --            --            50
                                                   -----------   -----------   -----------   -----------
      Operating Loss ...........................        (3,603)       (2,054)       (6,830)       (4,635)

Other income (expense):
   Interest income .............................            19            --            29            --
   Interest expense - Beneficial  conversion
      feature on convertible debt                           --        (3,000)           --        (3,000)
   Interest expense ............................           (90)         (150)         (200)         (309)
                                                   -----------   -----------   -----------   -----------
NET LOSS .......................................        (3,674)       (5,204)       (7,001)       (7,944)

DIVIDENDS ON PREFERRED STOCK
   Beneficial conversion feature ...............        (3,799)           --        (3,799)           --
   Accreted and Accrued ........................          (892)           --          (939)           --
                                                   -----------   -----------   -----------   -----------
NET LOSS TO COMMON STOCKHOLDERS ................   $    (8,365)  $    (5,204)  $   (11,739)  $    (7,944)
                                                   -----------   -----------   -----------   -----------
BASIC AND DILUTED NET LOSS PER SHARE ...........   $     (0.73)  $     (0.27)  $     (1.04)  $      (.43)
                                                   -----------   -----------   -----------   -----------
SHARES USED IN COMPUTING BASIC AND
DILUTED NET LOSS PER SHARE .....................    11,416,187    19,066,336    11,255,229    18,289,876
                                                   ===========   ===========   ===========   ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                                 CARESIDE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands)(unaudited)

                                                                                      Six Months Ended
                                                                                         June 30,
                                                                                     -----------------
                                                                                      2001      2002
                                                                                     -------   -------
Operating Activities:
   Net loss                                                                          $(7,001)  $(7,944)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
         Depreciation and amortization                                                 1,358       552
         Goodwill impairment                                                              --        50
         Interest Expense for warrants issued with bridge financings                      --        60
         Amortization of discount                                                         --        23
         Interest Expense beneficial conversion feature on convertible debt               --     3,000
Changes in operating assets and liabilties:
      Accounts receivable                                                                 (1)      (74)
      Inventory                                                                         (121)      708
      Prepaid expenses and other                                                         (56)      138
      Accounts payable                                                                  (125)      405
      Accrued expenses                                                                   117      (245)
      Accrued interest                                                                    99       139
                                                                                     -------   -------
             Net cash used in operating activities                                    (5,740)   (3,188)
                                                                                     -------   -------
Investing Activities:
   Purchases of property and equipment                                                  (110)       --
                                                                                     -------   -------
             Net cash used in investing activities                                      (110)       --
                                                                                     -------   -------
Net Borrowings Financing Activities:
   Receipts(Payments) on long-term debt and net bridge financing                        (254)    3,489
   Payments on capital lease obligation                                                   (6)       (4)
   Net proceeds from the issuance of
      preferred and common stock                                                       9,945         -
                                                                                     -------   -------
             Net cash provided by financing activities                                 9,685     3,485
                                                                                     -------   -------
Net Increase (Decrease) in Cash and
   Cash Equivalents                                                                    3,835       297
Cash, beginning of period                                                              1,789        39
                                                                                     -------   -------
Cash, end of period                                                                  $ 5,624   $   336
                                                                                     =======   =======

   The accompanying notes are an integral part of these consolidated financial statements.

                                 CARESIDE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for the six months ended June 30, 2002 of Careside, Inc. (the "Company" or "Careside") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management has secured bridge financing that is funding its planned operations. Steps have been taken to reduce the monthly costs and management continues to pursue additional sources of funding. Until these sources of financing our secured, uncertainties will continue that may impact the Company's ability to fund its planned operations and meet its operating objectives. In management's opinion, all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the financial position and results of operations, have been made. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results expected for the entire year. These financial statements should be read in conjunction with the auditors report on the Company's financial statements and notes related thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and other areas included herein including liquidity and capital resources. Certain prior period amounts have been reclassified to conform to the current period presentation.

Note 2: RISKS AND LIQUIDITY/GOING CONCERN

Careside was incorporated in July 1996 to acquire an ongoing, point-of-care ("POC") testing, development-stage product from GlaxoSmithKline (f/k/a)SmithKline Beecham Corporation, and its affiliates ("GlaxoSmithKline") and to complete the development of and to manufacture, market and distribute POC diagnostic products. In the fourth quarter of 2000, Careside had substantially completed the initial development efforts of the Company's core product and began generating sales and increasing its focus on marketing efforts. In 1998, 1999 and for the nine months ended September 30, 2000, Careside was considered a development stage enterprise. Since its inception, Careside has generated minimal revenues and incurred significant losses. Careside anticipates incurring additional losses over at least the next year, and such losses are expected to increase as Careside expands its marketing activities. The accompanying consolidated financial statements have been prepared in conformity with principles of accounting applicable to a going concern. These principles contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements for the six months ended June 30, 2002, the Company incurred a net loss of $7.9 million and has used cash in operating activities of $3.2 million and at June 30, 2002, the Company had a working capital deficit of $5.2 million and an accumulated deficit of $68.8 million. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Additional financing will be needed by Careside to fund its operations. The Company is currently working to raise additional funding through bridge loans, long-term debt financing and permanent equity financing (see note 7). Further, the Company plans to reduce portions of its fixed overhead expenses. In addition, the ability of Careside to commercialize its products will depend on, among other things, the relative cost to the customer of Careside's products compared to alternative products, its ability to obtain necessary regulatory approvals and to manufacture the products in accordance with Good Manufacturing Practices, and its ability to market and distribute its products. The Company's failure to raise capital on acceptable terms could have a material adverse effect on its business, financial condition or results of operations. There can be no assurance that Careside's future product enhancements will receive regulatory clearance, that the Company will be able to obtain additional financing, be profitable in the marketplace, or will be able to repay its current debt obligations. The failure of the Company to successfully achieve one or all of the above items will have a material impact on the Company's financial position and results of operations.

The Company's report of Independent Public Accountants issued in connection with the December 31, 2001 consolidated financial statements was qualified as to the Company's ability to continue as a going concern. The Company has been advised by its Independent Public Accountants that, if prior to the completion of their audit of the Company's financial statements for the year ending December 31, 2002, the Company is unable to demonstrate its ability to fund operations and repay debt as it becomes due in the next 12 months, the auditor's report on those financial statements will be modified for the contingency related to the Company's ability to continue as a going concern.

Note 3: INVENTORIES

At June 30, 2002, inventories consisted of raw materials to be utilized in the manufacturing of disposable test cartridges, work in process and finished goods including test cartridges and analyzers. The Company transferred $739,200 in Finished Goods inventory to Work in Process inventory until additional upgrades to the Careside analyzer have been completed. Inventories are carried at the lower of cost or market computed on a first-in, first-out (FIFO) basis (in thousands).

                                                 As of
                                   ---------------------------------
                                   December 31, 2001   June 30, 2002
                                   -----------------   -------------
Raw materials                                 $  932          $  773
Work in process                                  123             866
Finished goods                                 1,967             725
Reserve for Excess and Obsolesce                (524)           (592)
                                              ------          ------
Total                                         $2,498          $1,772
                                              ======          ======

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

Note 6: STATEMENTS OF CASH FLOWS

During the six-month periods ended June 30, 2002 and 2001 cash paid for interest was approximately $139,000 and $99,000 respectively. During the same periods the company made no cash payments for income taxes.

The Company had the following non-cash investing and financing activities which have been excluded from the consolidated statement of cashflows:

                                For the six
                                months ended
                                  June 30,

                               2001        2002
                            ----------   --------
Accrued Dividends           $   20,000   $     --
Accreted Dividends             919,000         --
Conversion of Series C
   to common stock           3,799,000         --
Transfer of Analyzers            4,000     17,600
Conversion of debt to equity        --    605,000

Note7 : BRIDGE FINANCING

In the first six months of 2002, the Company entered into a series of bridge financing transactions with various investors, including the Company's CEO and members of the board of directors. The total net cash proceeds from the financings was $1,009,000 for the first quarter transactions and $3.0 million for the second quarter transactions. In connection with the first quarter financings, the Company has issued warrants to purchase 188,000 shares of common stock. The value of these warrants, using the Black-Scholes pricing model aggregated $60,000 and was recorded as a discount on the debt. This discount was amortized and charged to interest expense in the first quarter.

During the second quarter in 2002, the Company authorized $5,000,000 of debt to be issued. Subject to stockholder approval, the debt will, in effect, be convertible into common stock. The debt matures three years from the date of issuance, and accrues interest at 10% per annum, which is payable on an annual basis. The debt is convertible at the option of the holder at anytime until maturity into the number of shares of common stock at a price (the "Conversion Price") which yields 90% (assuming the conversion of the entire $5,000,000) of the post conversion shares outstanding. In addition, the debt holders are entitled to receive upon stockholder approval 45,000 warrants to purchase one share of common stock for each $100,000 invested, which will be exercisable at the Conversion Price during a seven-year period of time. As of June 30, 2002, $3,000,000 of the authorized $5,000,000 debt was issued in a private placement, and commitments to issue 1,350,000 warrants subject to stockholder approval were made in connection with the debt. These warrants have been deemed to have an aggregate fair value, using the Black-Scholes pricing model, of $1,684,000. In accordance with generally accepted accounting principles, the Company allocated a portion of the proceeds of the private placement to the warrants based on the relative pro-rata values of the debt and warrants, which resulted in $1,052,000 being allocated to the warrants. This discount is being amortized as interest expense over the term of the debt.

At the time that the $3,000,000 debt was issued during the second quarter, the fair value of the Company's common stock exceeded the Conversion Price, and as a result, the Company recognized interest expense on the contingent beneficial conversion feature of the debt of $3,000,000. Should the Company issue the remaining $2,000,000 of debt authorized, and the fair value of the Company's common stock at the time of issuance exceeds the Conversion Price, the Company will recognize additional interest expense on the contingent beneficial conversion feature of the debt assuming stockholder approval.

A summary of the bridge financings is shown below.

First Six Months Bridge Financings

               Amount      Warrants     Date of Note        Due Date
             ----------   ---------   -----------------   -------------
Investor 1   $  600,000     100,000    January 14, 2002    Converted to
                                                           common stock
                                                          March 6, 2002
Investor 2      319,000      70,000   February 28, 2002   Note Repaid
                                                          May 23, 2002

CEO              50,000      10,000   February 28, 2002   Note Repaid
                                                          May 1, 2002

Director 1       20,000       4,000   February 28, 2002
Director 2       20,000       4,000   February 28, 2002

Investor 3      500,000     225,000       April 5, 2002
Investor 4      100,000      45,000      April 16, 2002
Investor 5      100,000      45,000      April 17, 2002
Investor 5      300,000     135,000      April 22, 2002
Investor 6      500,000     225,000      April 30, 2002
Investor 7      500,000     225,000        May 23, 2002
Investor 8    1,000,000     450,000       June 24, 2002
             ----------   ---------
             $4,009,000   1,538,000
             ==========   =========

The note issued to Investor 1 bore a flat interest amount of $5,400. The note also carried a feature whereby the Company was required to grant an additional 50,000 warrants for each 30-day period the note was outstanding. The Company issued 100,000 of such warrants, which were valued at $44,000 and were charged to interest expense.

The note issued to Investor 2 bore no interest. The note was partially convertible with $150,000 of the note convertible to common stock at $0.30 per share at the holder's option. This conversion feature was extended through a purchase option whereby the holder may purchase 500,000 shares of common stock during the ninety-day period following repayment of the note. For each 30 day period commencing on May 23, 2002 the Company was required to issue warrants to purchase 35,000 shares of common stock at $0.30 per share. The Company recognized the obligation for 70,000 such warrants, which were valued at $13,000 and were charged to interest expense. On May 23, 2002, the company repaid Investor 2.

The CEO and director notes bear interest at 9% . These notes carry purchase option features whereby the holders have the right to purchase shares of common stock at $0.30 per share for a period of ninety days after repayment of the notes. For each 30 day period the Company is required to issue warrants to purchase 5,000 and 2,000 shares of common stock at $0.30 per share for the CEO and each director, respectively. The Company issued 10,000 and 4,000 such warrants to the CEO and each director, respectively. That value of these warrants was not material and was charged to interest expense.

Note 8: Goodwill Impairment and Inventory Reserve

In the second quarter 2002, the Company continued to face liquidity challenges and further reduced its workforce. As a result of limited financial resources and personnel, the Company determined it could no longer focus efforts towards the sales of its H-2000 Hematology products. The Company performed an analysis of the value of its Hematology business and determined that the goodwill of $50,000 would not be realized. Accordingly, the Company recorded an impairment charge of $50,000 on the remaining goodwill during the quarter ended March 31, 2002.

In connection with the assessment of the Hematology business and the uncertainty of the future realizability of the H-2000 inventory on hand, the Company recorded a reserve of $68,000 to reduce H-2000 inventories to their estimated net realizable value.

Note 9: SUBSEQUENT EVENTS

Not applicable.

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

GENERAL

The Company markets the Careside System, a proprietary blood testing system. It is designed to decentralize laboratory operations and provides a solution to the limitations of central blood testing laboratories. The Careside System consists of a desktop testing instrument called the Careside Analyzer(R), disposable test cartridges and a data management device, the Careside Connect. The Careside System performs blood tests at the same location as the patient, or what is commonly called point-of-care. It provides rapid test results within 10 to 15 minutes from the time the blood is drawn from the patient, in contrast to the traditional method of sending blood samples to hospital or commercial laboratories and waiting between 4 and 24 hours to obtain test results. Such centralized laboratories are burdened by transportation time and volume processing steps. In addition, the Careside System is cost competitive and offers a comprehensive test menu, which the Company believes represents more than 80% of all routine blood tests ordered on an out-patient basis. These include all of the most commonly ordered blood tests, as well as blood tests required for critical care testing, including chemistry, electrochemistry, and coagulation tests within a single testing instrument. As of June 30, 2002, the Careside Analyzer(R) and 42 tests were cleared for marketing by the FDA or are exempt and can be marketed for professional laboratory use. The Company believes that no other product for decentralized blood testing currently in the market offers nearly as broad a menu of tests or combines these test categories.

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

Revenue Recognition. The Company applies the provisions of Staff Accounting Bulletin No. 101 (SAB 101) when recognizing revenue. SAB 101 states that the revenue generally is realized or realizable and earned when all of the following criteria are met: a) persuasive evidence of an arrangement exists, b) delivery has occurred or the services have been rendered, c) the seller's price to the buyer is fixed or determinable and d) collectibility is reasonably assured. The Company recognizes revenue from the sale of analyzers to doctors, hospitals and laboratories upon customer acceptance. The Company recognizes revenue on the sale of test cartridges, supplies and hematology solutions once shipment has occurred and all of the conditions of SAB 101 have been met. The Company recognizes revenue from the sale of analyzers to distributors according to the terms of the distributor agreements. The Company's distributors do not have rights of return or cancellation or any price protection provisions. Revenue from distributors that does not meet all of the requirements of SAB 101 and SFAS 48 are deferred and recognized upon the sale or acceptance, if applicable, of the product to the end user. The Company has entered into sales agreements with leasing companies whereby the Company sells its products directly to the leasing company, who then leases the products to the end user. Sales to the leasing company are on a non-recourse basis and are recognized at the later of shipment date or customer acceptance, when applicable. Revenues from extended warranty contracts are deferred at the list sales price and are recognized using the straight line method over the term of the contract. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

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

The following is a discussion of the financial condition and results of operations for the Company for the six months ended June 30, 2002 and 2001. It should be read in conjunction with the Financial Statements included on the Company's form 10-K filed on March 29, 2002, as amended, and the Notes thereto and other financial information included elsewhere in this report.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 AND 2001

Sales. Sales increased to $409,000 in the first quarter of 2002 compared to $192,000 in 2001. Sales in the quarter were predominately sales of the Careside Analyzer and disposable test cartridges. Our increase in sales and related accounts receivable is due to our sales force having worked with approximately 1,000 distributor representatives calling on physician offices, clinics and hospitals. The cost of sales represents the cost of analyzers and disposable test cartridges sold and the fixed costs associated with manufacturing efforts. In the second quarter our fixed costs represented $627,000 of cost of goods. The decrease in our fixed costs for the quarter is attributed to the cost reductions implemented during the quarter compared to amount that was recorded as fixed costs for the second quarter ended June 30, 2001.

Research and Development Expenses - Product. Research and development expenses decreased to approximately $305,000 for the three months ended June 30, 2002 from $808,000 for the three months ended June 30, 2001. This decrease of $503,000 was primarily attributable to completion of third party contract development work associated with producing the Careside Analyzer.

Research and Development Expenses - Software. Research and development expenses decreased to approximately $180,000 for the three months ended June 30, 2002 from $248,000 for the three months ended June 30, 2001. This decrease of $68,000 was primarily attributable to the near completion of software development associated with the launch of the Careside Connect.

Selling and Marketing Expenses. Sales and marketing expenses decreased to $714,000 for the three months ended June 30, 2002 from $1,010,000 for the three months ended June 30, 2001. This decrease of $296,000 is primarily attributable to continued cost control efforts in 2002.

General and Administrative Expenses. General and administrative expenses increased to $417,000 for the three months ended June 30, 2002 from $555,000 for the three months ended June 30, 2001. This decrease of $138,000 is primarily attributable to decreased use of outside services including accounting and legal services.

Goodwill. No goodwill amortization was recorded for the three months ended June 30, 2002 and June 30, 2001. A goodwill impairment charge of $50,000 was taken in 2002 associated with the reduced value resulting from fewer resources and the Company's inability to devote efforts to the H2000 Hematology analyzer. Goodwill was recorded from the December 1999 acquisition of Texas International Laboratories, Inc. A previous impairment charge recognized in December 2001 caused the reduction versus prior year.

Interest Income and Expense. Interest income decreased to less than $1,000 for the three months ended June 30, 2002 compared to $19,000 for the three months ended June 30, 2001. This decrease is attributable to lower cash balances in 2002 than in 2001. Interest expense increased to $3,150,000 for the three months ended June 30, 2002 from $90,000 for the three months ended June 30, 2001 due to $3,000,000 interest expense on beneficial conversion Feature on convertible notes and remaining balances on the equipment leases in 2002 offset by interest expense from new bridge loans taken in the six months ended June 30, 2002.

Net Loss. Net loss to common stockholders decreased $3.2 million to $5.2 million for the three months ended June 30, 2002 from $8.4 million for the three months ended June 30, 2001. This decrease reflects the overall reduction in R&D, selling and marketing, cost of goods sold and offset by increases in interest expenses.

SIX MONTHS ENDED JUNE 30, 2002 AND 2001

Sales. Sales increased to $1,009,000 in the first half of 2002 compared to $376,000 in 2001. Sales in the first six months were predominately sales of the Careside Analyzer and disposable test cartridges. Our increase in sales and related accounts receivable is due to our sales force having worked with approximately 1,000 distributor representatives calling on physician offices, clinics and hospitals. The cost of sales represents the cost of analyzers and disposable test cartridges sold and the fixed costs associated with manufacturing efforts. In the first six months of 2002, our fixed costs represented $1.5 million of cost of goods. The decrease in our fixed costs for the six months is attributed to the cost reductions implemented during the quarter compared to amount that was recorded as fixed costs for the six months ended June 30, 2001.

Research and Development Expenses - Product. Research and development expenses decreased to approximately $689,000 for the six months ended June 30, 2002 from $1.6 million for the six months ended June 30, 2001. This decrease of $911,000 was primarily attributable to completion of third party contract development work associated with producing the Careside Analyzer.

Research and Development Expenses - Software. Research and development expenses decreased to approximately $417,000 for the six months ended June 30, 2002 from $451,000 for the six months ended June 30, 2001. This decrease of $34,000 was primarily attributable to the near completion of software development associated with the launch of the Careside Connect.

Selling and Marketing Expenses. Sales and marketing expenses decreased to $1,429,000 for the six months ended June 30, 2002 from $1,863,000 for the six months ended June 30, 2001. This decrease of $434,000 is primarily attributable to continued cost control efforts in 2002.

General and Administrative Expenses. General and administrative expenses increased to $912,000 for the six months ended June 30, 2002 from $1.0 million for the six months ended June 30, 2001. This decrease of $88,000 is primarily attributable to decreased use of outside services including accounting and legal services.

Goodwill. No goodwill amortization was recorded for the six months ended June 30, 2002 and June 30, 2001. A goodwill impairment charge of $50,000 was taken in 2002 associated with the reduced value resulting from fewer resources and the Company's inability to devote efforts to the H2000 Hematology analyzer. Goodwill was recorded from the December 1999 acquisition of Texas International Laboratories, Inc. A previous impairment charge recognized in December 2001 caused the reduction versus prior year.

Interest Income and Expense. Interest income decreased to less than $1,000 for the six months ended June 30, 2002 compared to $29,000 for the six months ended June 30, 2001. This decrease is attributable to lower cash balances in 2002 than in 2001. Interest expense increased to $3,309,000 for the six months ended June 30, 2002 from $200,000 for the three months ended June 30, 2001. The increase is due to $3,000,000 interest expense on beneficial conversion feature on convertible notes and remaining balances on the equipment leases in 2002 offset by interest expense from new bridge loans taken in the six months ended June 30, 2002.

Net Loss. Net loss to common stockholders decreased $3.8 million to $7.9 million for the six months ended June 30, 2002 from $11.7 million for the six months ended June 30, 2001. This decrease reflects the overall reduction in R&D, selling and marketing, cost of goods sold and offset by increases in interest expense of non-cash beneficial conversion feature of $3,000,000.

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

INCOME TAXES

As of December 31, 2001, the Company had approximately $48.6 million and $1.2 million of net operating losses and research and development credit carryforwards, respectively, for federal income tax purposes, which begin to expire in 2011. These amounts reflect different treatment of expenses for tax reporting than are used for financial reporting. The Tax Reform Act of 1986 contains certain provisions that may limit our ability to utilize net operating losses and tax credit carryforwards in any given year. We experienced a change in ownership interest in excess of 50% as defined under the Tax Reform Act upon the first closing of our 1997 equity financing and by means of the private placements in 2000 and 2001. We do not believe that these changes in ownership will have a significant impact on our ability to utilize our net operating losses and tax credit carryforwards. There can be no assurance that ownership changes in future periods will not significantly limit our use of existing or future net operating losses and tax credit carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations since inception primarily through the net proceeds generated from the issuance of common stock, long-term debt and certain short-term borrowings that were subsequently converted into equity securities or which remain outstanding. As of June 30, 2002, we have received net proceeds aggregating approximately $64.1 million from these transactions.

Net cash used in operating activities for the six months ended June 30, 2002 was approximately $3.2 million. For the period ended June 30, 2002, cash used in operating activities primarily represents the net loss for the period and decreases in inventory offset by increases in accounts payable. Net cash used in operating activities was approximately $5.7 million for the six months ended June 30, 2001. This represented the net loss for that year offset by increases in accounts payable, accrued expenses and accounts receivable partially offset by decreases in inventory. We provide reserves for doubtful accounts based on our specific review of aged accounts receivable. As of June 30, 2002, allowance for doubtful accounts related primarily to cartridge sales to customers.

Cash used in investing activities for the purchase of property and equipment was approximately $1,000 and $162,000 for the six months ended June 30, 2002 and June 30, 2001. The cash used in 2001 was primarily for the acquisition of manufacturing equipment and laboratory equipment used in research and development.

Cash provided by financing activities was approximately $3.5 million for the six months ended June 30, 2002, net of payments made on long term debt obligations. Net cash provided by financing was a result of a closing of $3,000,000 in bridge loans at June 30, 2002.

At June 30, 2002, our principal source of liquidity was approximately $336,000 in cash.

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

We entered into an agreement for bridge financing with S.R. One, Limited in December 1998. Under this agreement, $1.5 million was funded in December 1998 and $1.5 million was funded in January 1999. All of this funding was used to fund research and development activities and for working capital. In June 1999, S.R. One agreed to convert $1.0 million of the $3.0 million loan, together with accrued interest at the rate of 8% on $1.0 million, into shares of Series A Convertible Preferred Stock. The conversion price was $6.375, which was 85% of the initial public offering price per unit. S.R. One received 162,914 shares of Series A Convertible Preferred Stock. Each share of Series A Convertible

Preferred Stock was in turn converted on July 1, 2000, at the option of the holder, into units comprised of one share of common stock and one warrant to purchase an additional share of common stock. All accrued and unpaid dividends with respect to shares of Series A Convertible Preferred Stock converted by S.R. One were also converted into units at $7.50 per unit. The exercise price and other terms of the warrant received on the conversion were the same as the warrants included in the Units. The remaining $2.0 million of the loan matures in October 2002. At that time, we expect either to repay the $2.0 million balance on the bridge financing with the proceeds of a new loan or to negotiate to extend the term or convert the balance of it into preferred or common equity. The annual interest rate on the remaining $2.0 million increased to 10% on July 1, 2000. S. R. One has the option to convert all or any portion of the remaining loan, plus accrued interest thereon, into shares of Series A Convertible Preferred Stock. This Series A Convertible Preferred Stock would be issued to S.R. One on the same basis as the Series A Convertible Preferred Stock that was issued to S. R. One in connection with the $1.0 million conversion discussed above.

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

In September 2000, we raised $615,000 of net proceeds in a private placement of 150 shares of Series B Convertible Preferred Stock and 75,000 five-year warrants to purchase Common Stock as of $5.63 per share. That financing also included the placement of a warrant to purchase an additional $1,000,000 of Series B Convertible Preferred Stock. The Company used the proceeds of this financing to expand sales and marketing efforts as well as to fund research and development cost. It was also used to build our cartridge inventory. In addition, our manufacturing costs were increasing at that time and the proceeds were used to purchase Analyzers and H-2000s from our manufacturers. The same financing also included the placement of callable two year warrants exercisable for up to 4,000,000 shares of Common Stock, subject to conditions, in multiples of twenty shares of Common Stock at an exercise price of $14.00 per share ("Callable Common Warrants"). We can, subject to volume limitations, call the Callable Common Warrants at a price equal to 95% of the average trading price over the two days prior to the date of delivery of our call notice. As of June 30, 2002, none of the Callable Common Warrants had been called. The Series B Convertible Preferred Stock was convertible into Common Stock at 95% of an average of the ten lowest trading prices during the thirty days before the date of conversion. All of it was converted in 2002, resulting in our issuance of 782,586 shares of common stock.

In a series of related transactions in November 2000, December 2000 and January 2001, the Company raised $3,942,000 of net proceeds in a private placement of 1,742,951 shares of Common Stock to and single investor. It also issued 87,148 warrants to purchase Common Stock. The Company used the proceeds of this financing primarily to expand sales and marketing efforts and to fund purchases from our manufacturers of Careside Analyzers and H-2000s.

Paulson & Company loaned $600,000 to the Company in January 2002. In March 2002, Paulson converted the bridge loan into 2,162,143 shares of common stock at a price equivalent to $0.28 per share, market price on the date of conversion. Paulson also received a 5 year warrant to purchase 100,000 shares of stock for

$0.90 per share. The imputed interest associated with this warrant was approximately $44,000.

During the second quarter in 2002, the Company authorized $5,000,000 of debt to be issued. Subject to stockholder approval, the debt will, in effect, be convertible into common stock. The debt matures three years from the date of issuance, and accrues interest at 10% per annum, which is payable on an annual basis. The debt is convertible at the option of the holder at anytime until maturity into the number of shares of common stock at a price (the "Conversion Price") which yields 90% (assuming the conversion of the entire $5,000,000) of the post conversion shares outstanding. In addition, the debt holders are entitled to receive upon stockholder approval 45,000 warrants to purchase one share of common stock for each $100,000 invested, which will be exercisable at the Conversion Price during a seven-year period of time. As of June 30, 2002, $3,000,000 of the authorized $5,000,000 debt was issued in a private placement, and commitments to issue 1,350,000 warrants subject to stockholder approval were made in connection with the debt. These warrants have been deemed to have an aggregate fair value, using the Black-Scholes pricing model, of $1,684,000. In accordance with generally accepted accounting principles, the Company allocated a portion of the proceeds of the private placement to the warrants based on the relative pro-rata values of the debt and warrants, which resulted in $1,052,000 being allocated to the warrants. This discount is being amortized as interest expense over the term of the debt.

At the time that the $3,000,000 debt was issued during the second quarter, the fair value of the Company's common stock exceeded the Conversion Price, and as a result, the Company recognized interest expense on the contingent beneficial conversion feature of the debt of $3,000,000. Should the Company issue the remaining $2,000,000 of debt authorized, and the fair value of the Company's common stock at the time of issuance exceeds the Conversion Price, the Company will recognize additional interest expense on the contingent beneficial conversion feature of the debt assuming stockholder approval.

At June 30, 2002, our current liquidity, cost reductions and sales revenue expected in 2002 were projected to be sufficient to fund our operating expenses and capital requirements through the remainder of 2002. We will need additional funds to support our commercial activities. The estimate of the period for which we expect our available sources of cash to be sufficient to meet our funding needs is a forward looking statement that involves risks and uncertainties. We will need to raise additional capital to maintain our operations, as well as expand our sales and marketing efforts, to increase manufacturing activities and to fund our remaining research and development activities. Our future liquidity and capital funding requirements will depend on numerous factors, including the extent to which our products gain market acceptance, the exercise of outstanding warrants to purchase common stock, the timing of regulatory actions regarding our products, the costs and timing of expansions of sales, marketing and manufacturing activities, procurement and enforcement of patents important to our business, and the impact of competitors' products. There can be no assurance that such additional capital will be available on terms acceptable to us, if at all. Furthermore, any additional equity financing and exercise of existing warrants may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants. If adequate funds are not available, we may be forced to curtail or cease our operations significantly or to obtain funds through entering into collaborative agreements or other arrangements on unfavorable terms. Our failure to raise capital on acceptable terms could have a material adverse effect on our business, financial condition or results of operations and our ability to continue as a going concern.

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4 and is no longer necessary as SFAS No. 4 has been rescinded. SFAS No. 44 has been rescinded as it is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-lease transactions. This statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The Company does not expect adoption of SFAS No. 145 to have a material impact, if any, on its financial position or results of operations. or This statement is not applicable to the Company.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Not applicable

                                     PART II
                                OTHER INFORMATION

Item 2: Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities

In the second quarter of 2002, we issued seven Investment Notes, exchangeable for Convertible Notes in same principal amount upon approval of the holders of a majority of our outstanding common stock, to three current stockholders and to three accredited investors in the aggregate principal amount of $3,000,000. We have authorized the issuance of up to $5,000,000 of debt. The Convertible
Notes (and Investment Notes) mature three years from the date of issuance, and accrue interest at 10% per annum, which is payable on an annual basis. The Convertible Notes, if approved, will be convertible at the option of the holder at anytime until maturity into the number of shares of common stock at a price (the "Conversion Price") which yields 90% (assuming the issuance of all $5,000,000 of Investment Notes and the conversion of the entire $5,000,000 of Convertible Notes) of the post conversion shares outstanding. In addition, in the second quarter of 2002, we agreed to issue, subject to stockholder approval, to the three current stockholders and the three accredited investors warrants to purchase shares of common stock, exercisable at the Conversion Price during a seven-year period of time. The table below sets forth the summary of these transactions.

Class of Person      Date of Note(s)      Number of Warrants     Aggregate Consideration
---------------      ---------------      ------------------     -----------------------
 Stockholder 1        April 5, 2002            225,000                  $500,000
 Stockholder 2        April 30, 2002           225,000                  $500,000
 Stockholder 3        May 23, 2002             225,000                  $500,000
 Investor A           April 16, 2002            45,000                  $100,000
 Investor B           April 17, 2002           180,000                  $400,000
                      April 22, 2002
 Investor C           June 24, 2002            450,000                $1,000,000

The sale of securities listed above were or will be deemed to be exempt from registration under Section 4(2) of the Securities Act or Regulation D promulgated thereunder. The recipients of securities in each such transaction represented or will be required to represent their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were or will be affixed to the instruments representing such securities issued in such transactions. All recipients had adequate access to information about us, either through their relationship with us or through publicly available filings.

Item 5. Other Information

In May 2002, Careside received a letter from the American Stock Exchange (AMEX) indicating that the company is below certain of the AMEX's continuing listing standards due to losses in the two of its most recent fiscal years with equity below $2 million as set forth in Section 103 of the AMEX company guide. Careside submitted a plan of compliance to AMEX and responded to questions from their staff. On August 13, 2002 the AMEX notified the company that it had accepted the Company's Plan of compliance and granted the Company an extension of time to regain compliance with the continued listing standards. The Company will be subject to periodic review by the AMEX staff during the plan period. Failure to make progress consistent with the plan or to regain compliance with the listing standards, could result in the company being delisted from the AMEX.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibit.

          Exhibit No.   Description

          10.1 Form of Letter of Agreement, Re: Private Placement of up to $5 million of investment notes and exhibits thereto

          99.1 Certificate pursuant to 18 U.S.C. Section 1350, as adopted-pursuant to Section 906 of the Sarbones - Oxley Act of 2002

     (b)  Reports on Form 8-K

          A report on Form 8K under Item 5 was filed on February 26, 2002 to report the company's fourth quarter and year-end results.

          A report on Form 8K under Item 4 was filed on June 4, 2002 to report the dismissal of Arthur Andersen LLP and the engagement of Singer Lewak Greenbaum & Goldstein LLP as the company's outside auditors.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

                                           CARESIDE, INC.


Date:  August 19, 2002                   By: /s/ W. Vickery Stoughton
                                            ------------------------------------
                                            W. Vickery Stoughton
                                            Chairman and Chief Executive Officer
                                            (Principal Executive Officer and
                                            Financial and Accounting
                                            Officer)