Form 10-Q
period 2002-09-30
CARESIDE INC
filed 2002-11-19
CIK 1070602

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 ---------------

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 2002

                                 ---------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

                                 --------------

      Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days
Yes |X| No |_|

      The number of shares outstanding of the Registrant's Common Stock, par value $.01 per share, was 19,066,336 as of September 13, 2002.

                                 CARESIDE, INC.

                                      INDEX

                                                                            Page
                                                                            ----
Part I - Financial Information

   Item 1.  Financial Statements

            Balance Sheets at December 31, 2001 and September 30, 2002
              (unaudited) .................................................    3
            Statements of Operations for the three and nine months ended
              September 30, 2001 and 2002 (unaudited) .....................    4
            Statements of Cash Flows for the nine months ended
              September 30, 2001 and 2002 (unaudited) .....................    5
            Notes to Financial Statements .................................    6

   Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations ...................................   11

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk ....   17

Part II - Other Information

   Item 2.  Changes in Securities and Use of Proceeds .....................   18

   Item 5.  Other information .............................................   18

   Item 6.  Exhibits and Reports on Form 8-K ..............................   18

Signatures ................................................................   19

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                 CARESIDE, INC.

                                 BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                            December 31,    September 30,
                                                                                2001            2002
                                                                            ------------    -------------
                                                                                             (unaudited)
                                     Assets

Current Assets:
  Cash                                                                        $     39        $     11
  Accounts receivable, net of allowance of $27 in 2001 and $35 in 2002             158              97
  Inventory                                                                      2,498           1,665
  Prepaid expenses and other                                                       481             310
                                                                              --------        --------
          Total current assets                                                   3,176           2,083
                                                                              --------        --------
Property and Equipment, net of accumulated depreciation of $6,186 in
  2001 and $7,244 in 2002                                                        3,964           2,916
                                                                              --------        --------
Deposits and Other                                                                  24              24
                                                                              --------        --------
Goodwill                                                                            50              --
                                                                              --------        --------
                                                                              $  7,214        $  5,023
                                                                              ========        ========

               Liabilities and Stockholders' Investment (defecit)

Current Liabilties:
  Convertible debt, net of discount $696                                      $     --        $  2,304
  Current portion of long-term debt                                              2,756           3,127
  Current portion of obligation under capital lease                                 15              15
  Accounts payable                                                               1,715           2,399
  Accrued expenses                                                                 604             826
  Accrued interest                                                                 554             819
                                                                              --------        --------
          Total current liabilties                                               5,644           9,490
                                                                              --------        --------
Deferred Warranty Revenue                                                            5               5
                                                                              --------        --------
Long-Term Debt, net of current portion                                             483              --
                                                                              --------        --------
Obligation Under Capital Lease, net of current portion                               9               5
                                                                              --------        --------
Commitments and Contingencies

Stockholders' Investment (deficit):
Common stock, $.01 par value:
    50,000,000 shares authorized-
    16,904,193 and 19,066,366 shares issued and outstanding at
    December 31, 2001 and September 30, 2002                                       169             191
  Additional paid-in capital                                                    61,772          66,467
  Accumulated Deficit                                                          (60,868)        (71,135)
                                                                              --------        --------
          Total stockholders' investment (deficit)                               1,073          (4,477)
                                                                              --------        --------
                                                                              $  7,214        $  5,023
                                                                              ========        ========

   The accompanying notes are an integral part of these financial statements.

                                 CARESIDE, INC.

                            STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)
                                   (unaudited)

                                                   Three Months Ended               Nine Months Ended
                                                      September 30,                    September 30,
                                               ----------------------------    ---------------------------
                                                   2001            2002            2001            2002
                                               ------------    ------------    ------------    ------------
SALES, net .................................   $        305    $         78    $        681    $      1,088

COST OF SALES ..............................          1,046             525           3,081           2,673
                                               ------------    ------------    ------------    ------------

GROSS PROFIT ...............................           (840)           (447)         (2,400)         (1,585)

OPERATING EXPENSES:
    Research and development - product .....            675             397           2,289           1,085
    Research and development - software ....            316             162             767             579
    Sales and marketing ....................            919             228           2,782           1,658
    General and administrative .............            473             596           1,433           1,508
    Goodwill amortization ..................             --              --             425              50
    Goodwill impairment ....................             --              --              --              --
                                               ------------    ------------    ------------    ------------

          Operating Loss ...................         (3,266)         (1,830)        (10,096)         (6,465)

Other income (expense):
    Interest income ........................             32              --              60              --
    Interest expense - Beneficial
      conversion feature on convertible debt             --              --              --          (3,000)
    Interest expense .......................           (106)           (493)           (305)           (802)
                                               ------------    ------------    ------------    ------------
NET LOSS ...................................         (3,340)         (2,323)        (10,341)        (10,267)

DIVIDENDS ON PREFERRED STOCK
    Beneficial conversion feature ..........             --              --          (3,799)             --
    Accreted and Accrued ...................             (2)             --            (942)             --
                                               ------------    ------------    ------------    ------------
NET LOSS TO COMMON STOCKHOLDERS ............   $     (3,342)   $     (2,323)   $    (15,082)   $    (10,267)
                                               ============    ============    ============    ============
BASIC AND DILUTED NET LOSS PER SHARE .......   $      (0.29)   $      (0.12)   $      (1.32)   $       (.55)
                                               ============    ============    ============    ============
SHARES USED IN COMPUTING BASIC AND
DILUTED NET LOSS PER SHARE .................     11,664,957      19,066,336      11,393,306      18,551,540
                                               ============    ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                                 CARESIDE, INC.

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                          Nine Months Ended
                                                             September 30,
                                                             -------------
                                                          2001          2002
                                                       ----------    ----------
Operating Activities:
  Net loss                                             $   (7,001)   $  (10,267)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                         1,358           767
      Fixed Asset impairment                                   --           291
      Amortization of discount                                 --           356
      Interest expense beneficial conversion feature
        on convertible debt                                    --         3,000
      (Gain)Loss on Disposal of PP&E                           --             9
      Goodwill impairment                                      --            50
      Interest Expense for warrants issued with
        bridge financings                                      --            60
Changes in operating assets and liabilties:
      Accounts receivable                                      (1)           61
      Inventory                                              (121)          815
      Prepaid expenses and other                              (56)          170
      Accounts payable                                       (125)          684
      Accrued expenses                                        117            26
      Accrued expenses - Loss on Lease Commitments             --           200
      Accrued interest                                         99           265
                                                       ----------    ----------
          Net cash used in operating activities            (5,740)       (3,513)
                                                       ----------    ----------
Investing Activities:
  Purchases of property and equipment                        (110)           --
                                                       ----------    ----------
          Net cash used in investing activities              (110)           --
                                                       ----------    ----------
Net Borrowings Financing Activities:
  Receipts(Payments) on long-term debt and net
    bridge financing                                         (254)        3,489
  Payments on capital lease obligation                         (6)           (4)
  Net proceeds from the issuance of
    preferred and common stock                              9,945            --
                                                       ----------    ----------
          Net cash provided by financing activities         9,685         3,485
                                                       ----------    ----------
Net Increase (Decrease) in Cash and
  Cash Equivalents                                          3,835           (28)
  Cash, beginning of period                                 1,789            39
                                                       ----------    ----------
Cash, end of period                                    $    5,624    $       11
                                                       ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                                 CARESIDE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

Note 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for the nine months ended September 30, 2002 of Careside, Inc. (the "Company" or "Careside") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Management has secured bridge financing that is funding its planned operations. Steps have been taken to reduce the monthly costs and management continues to pursue additional sources of funding. Until these sources of financing our secured, uncertainties will continue that may impact the Company's ability to fund its planned operations and meet its operating objectives. In management's opinion, all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the financial position and results of operations, have been made. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results expected for the entire year. These financial statements should be read in conjunction with the auditors report on the Company's financial statements and notes related thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and other areas included herein including liquidity and capital resources. Certain prior period amounts have been reclassified to conform to the current period presentation.

Note 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

RISKS AND LIQUIDITY/GOING CONCERN

Careside was incorporated in July 1996 to acquire an ongoing, point-of-care ("POC") testing, development-stage product from GlaxoSmithKline (f/k/a)SmithKline Beecham Corporation, and its affiliates ("GlaxoSmithKline") and to complete the development of and to manufacture, market and distribute POC diagnostic products. In the fourth quarter of 2000, Careside had substantially completed the initial development efforts of the Company's core product and began generating sales and increasing its focus on marketing efforts. In 1998, 1999 and for the nine months ended September 30, 2000, Careside was considered a development stage enterprise. Since its inception, Careside has generated minimal revenues and incurred significant losses. Careside anticipates incurring additional losses over at least the next year, and such losses are expected to increase as Careside expands its marketing activities. The accompanying consolidated financial statements have been prepared in conformity with principles of accounting applicable to a going concern. These principles contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements for the nine months ended September 30, 2002, the Company incurred a net loss of $10.3 million and has used cash in operating activities of $3.5 million and at September 30, 2002, the Company had a working capital deficit of $7.4 million and an accumulated a deficit of $71.1 million. On October 11, 2002 Careside filed a voluntary petition under chapter 11 of the Bankruptcy Code in the Central District of California. These factors raise substantial doubt about the ability of the Company to continue as a going concern. On October 24, 2002 the company filed a motion for Approval of Secured Post-petition Financing seeking approval, pursuant to section 364 (C) of the Bankruptcy Code. The Court approved on October 29, 2002 a loan of up to $225,000 (Interim Loan) to support ongoing operations until the next hearing scheduled for November 13, 2002 Beyond these loans additional financing will be needed by Careside to fund its operations. The Company is currently working to raise additional funding which would be included in its future petition to the court to allow it to resume normal operations post bankruptcy (see note 7). Further, the Company has reduced portions of its fixed overhead expenses. In addition, the ability of Careside to commercialize its products will depend on, among other things, the relative cost to the customer of Careside's products compared to alternative products, its ability to obtain necessary regulatory approvals and to manufacture the products in accordance with Good Manufacturing Practices, and its ability to market and distribute its products. The Company's failure to raise capital on acceptable terms could have a material adverse effect on its business, financial condition or results of operations and its ability to get Court approval for its operating plan. There can be no assurance that Careside's future product enhancements will receive regulatory clearance, that the Company will be able to obtain additional financing, be profitable in the marketplace, or will be able to repay its current debt obligations. The failure of the Company to successfully achieve one or all of the above items will have a material impact on the Company's financial position and results of operations.

The Company's report of Independent Public Accountants issued in connection with the December 31, 2001 consolidated financial statements was qualified as to the Company's ability to continue as a going concern. The Company has been advised by its Independent Public Accountants that, if prior to the completion of their audit of the

Company's financial statements for the year ending December 31, 2002, the Company is unable to demonstrate its ability to fund operations and repay debts as it becomes due in the next 12 months, the auditor's report on those financial statements will be modified for the contingency related to the Company's ability to continue as a going concern. On October 11, 2002, the Company filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Central District of California (See Note
9).

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4 and is no longer necessary as SFAS No. 4 has been rescinded. SFAS No. 44 has been rescinded as it is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-lease transactions. This statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The Company does not expect adoption of SFAS No. 145 to have a material impact, if any, on its financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost, as defined, was recognized at the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged. The Company does not expect adoption of SFAS No. 146 to have a material impact, if any, on its financial position or results of operations

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include certain financial institution-related intangible assets. This statement is not applicable to the Company.

Note 3: INVENTORIES

At September 30, 2002, inventories consisted of raw materials to be utilized in the manufacturing of disposable test cartridges, work in process and finished goods including test cartridges and analyzers. The Company transferred $739,000 in Finished Goods inventory to Work in Process inventory until additional upgrades to the Careside analyzer have been completed. The company increased obsolescence reserves approximately $153,000 for slow movement of H2000 analyzer inventory. Inventories are carried at the lower of cost or market computed on a first-in, first-out (FIFO) basis (in thousands).

                                                        As of
                                                        -----
                                       December 31, 2001      September 30, 2002
                                       -----------------      ------------------
Raw materials                                    $   932                $   772
Work in process                                      123                    875
Finished goods                                     1,967                    763
Reserve for Excess and Obsolesce                    (524)                  (745)
                                                 -------                -------
Total                                            $ 2,498                $ 1,665
                                                 =======                =======

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

Note 6: STATEMENTS OF CASH FLOWS

During the nine-month periods ended September 30, 2002 and 2001 cash paid for interest was approximately $156,000 and $113,000 respectively. During the same periods the company made no cash payments for income taxes.

The Company had the following non-cash investing and financing activities, which have been excluded from the consolidated statement of cash flows:

                                                            For the Nine
                                                            months ended
                                                            September 30,
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

Note 7: BRIDGE FINANCING

In the first nine months of 2002, the Company entered into a series of bridge financing transactions with various investors, including the Company's CEO and members of the board of directors. The total net cash proceeds from the financings was $1,009,000 for the first quarter transactions and $3.0 million for the second quarter transactions. In connection with the first quarter financings, the Company has issued warrants to purchase 188,000 shares of common stock. The value of these warrants, using the Black-Scholes pricing model aggregated $60,000 and was recorded as a discount on the debt. This discount was amortized and charged to interest expense in the first quarter.

During the second quarter in 2002, the Company authorized $5,000,000 of convertible debt to be issued subject to stockholder approval, the debt will, in effect, be convertible into common stock. The debt matures July 1, 2003, and accrues interest at 10% per annum, which is payable on an annual basis. The debt is convertible at the option of the holder at anytime until maturity into the number of shares of common stock at a price (the "Conversion Price") which yields 90% (assuming the conversion of the entire $5,000,000) of the post conversion shares outstanding. In addition, the debt holders are entitled to receive 45,000 warrants to purchase one share of common stock for each $100,000 invested, which will be exercisable at the Conversion price during a seven-year period of time. As of June 30, 2002, $3,000,000 of the authorized $5,000,000 debt was issued in a private placement, and commitments to issue 1,350,000 warrants subject to stockholder approval were made in connection with the debt. These warrants have been deemed to have an aggregate fair value, using the Black-Scholes pricing model, of $1,684,000. In accordance with generally accepted accounting principles, the Company allocated the proceeds of the private placement to the warrants based on the relative pro-rata values of the debt and warrants, which resulted in $1,052,000 being allocated to the warrants. This discount is being amortized as interest expense over the term of the notes payable.

At the time that the $3,000,000 debt was issued during the second quarter, the fair value of the Company's common stock exceeded the conversion price, and as a result, the Company recognized interest expense on the beneficial conversion feature of the debt of $3,000,000. Because the company has filed for voluntary bankruptcy protection, future funding will be in the context of Debtor-in Possession financing and the company will not issue the remaining $2,000,000 of debt authorized.

A summary of the bridge financings is shown below.

First Six Months Bridge Financings

                              Amount          Warrants      Date of Note             Due Date
                              ------          --------      ------------             --------

Investor 1                $  600,000          100,000      January 14, 2002   Converted to common
                                                                              stock March 6, 2002

Investor 2                   319,000           70,000     February 28, 2002           Note repaid
                                                                                      May 23,2002

CEO                           50,000           10,000     February 28, 2002           Note repaid
                                                                                      May 1, 2002

Director 1                    20,000            4,000     February 28, 2002
Director 2                    20,000            4,000     February 28, 2002

Investor 3                   500,000          225,000          April 5,2002
Investor 4                   100,000           45,000         April 16,2002
Investor 5                   100,000           45,000         April 17,2002
Investor 5                   300,000          135,000        April 22, 2002
Investor 6                   500,000          225,000        April 30, 2002
Investor 7                   500,000          225,000          May 23, 2002
Investor 8                 1,000,000          450,000         June 24, 2002
                         -----------        ---------
                         $ 4,009,000        1,538,000
                         ===========        =========

The note issued to Investor 1 bore a flat interest amount of $5,400. The note also carried a feature whereby the Company was required to grant an additional 50,000 warrants for each 30-day period the note was outstanding. The Company issued 100,000 of such warrants, which were valued at $44,000 and were charged to interest expense.

The note issued to Investor 2 bore no interest. The note was partially convertible with $150,000 of the note convertible to common stock at $0.30 per share at the holder's option. This conversion feature was extended through a purchase option whereby the holder may purchase 500,000 shares of common stock during the ninety-day period following repayment of the note. For each 30 day period commencing on May 23, 2002 the Company is required to issue warrants to purchase 35,000 shares of common stock at $0.30 per share. The Company recognized the obligation for 70,000 such warrants, which were valued at $13,000 and were charged to interest expense. On May 23, 2002, the company repaid Investor 2.

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

Note 8: GOODWILL IMPAIRMENT AND INVENTORY RESERVE

In the third quarter 2002, the Company continued to face liquidity challenges and further reduced its workforce. As a result of limited financial resources and personnel, the Company determined it could no longer focus efforts towards the sales of its H-2000 Hematology products. The Company performed an analysis of the value of its Hematology business and determined that the goodwill of $50,000 would not be realized. Accordingly, the Company recorded an impairment charge of $50,000 on the remaining goodwill during the quarter ended March 31, 2002. Accordingly, to reduce H-2000 analyzers to their estimated net realizable value, the Company recorded an inventory reserve of $68,000 during the first quarter of 2002. A further reserve of $153,000 was taken in the third quarter of 2002 to fully reserve the H-2000 inventory.

Note 9: SUBSEQUENT EVENTS

On October 11,2002, the company filed voluntary petition under Chapter 11 of the US Bankruptcy Code in the United States Bankruptcy Court for the Central District of California. Chapter 11 provides a debtor an opportunity to continue its business operations and to serve its customers while it reorganizes. On October 24, 2002 the company filed a petition with the Bankruptcy Court for Debtor-In-Possession (DIP) financing based on a loan commitment from Palm Finance Corporation. Palm had loaned the company $60,000 on October 3, 2002 and $40,000 on October 11, 2002 in a pre-petition secured loan. Palm committed to loan the company $350,00 post petition and up to a total of $1,900,000 post petition, subject to certain conditions and subject to court approval for the proposed DIP financing. The company requested an early hearing from the court on this petition and the court granted this request. On November 5, 2002 the court granted the company the right to receive from Palm Finance up to $225,000 post petition in the form of a secured loan. The court scheduled a further hearing date on November 13, 2002 to make a decision on the full DIP petition. On November 13, 2002 the court ruled that certain conditions of the DIP financing proposal could only be decided in the context of a full operational plan that would be submitted to creditors as part the Chapter 11 process. At the hearing the lender agreed to amend the DIP proposal and the court set a date of November 19, 2002 to rule on the amended proposal. The DIP proposal provides the potential for funds that will provide operating capital that will fund general operations through the first eight months of 2003 based on the company's projections. Additional capital amounting to $1,200,000 to $2,000,00 will have to be raised to build inventory and provide the necessary cash to to operate the business. There can be no assurances that the court will approve the DIP proposal or any additional financing proposal. If the court approves any such proposal it could result in substantial dilution to existing shareholders. Failure to obtain any such financing could have a material adverse effect on the company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS - CAUTIONARY STATEMENTS

This quarterly report on From 10-Q (the "Report"), including the disclosures below, contains certain forward-looking statements that involve substantial risks and uncertainties. When used herein, the terms "anticipates," "expects," "estimates," "believes" and similar expressions, as they relate to us or our management, are intended to identify such forward-looking statements. Forward-looking statements in this Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission (the "Commission"), reports to the stockholders of Careside, Inc., a Delaware corporation ("we", "us" or "our") and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to, the risks set forth in our Annual Report on Form 10-K for the year ended December 31, 2001, and in such other documents filed with the Commission, each of which could adversely affect our business and the accuracy of the forward-looking statements contained herein. Our actual results, performance or achievements may differ materially from those expressed or implied by such forward-looking statements.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Report.

GENERAL

The Company markets the Careside System, a proprietary blood testing system designed to decentralize laboratory operations and provides a solution to the limitations of central blood testing laboratories. The Careside System consists of a desktop testing instrument called the Careside Analyzer(R), disposable test cartridges and a data management device, the Careside Connect. The Careside System performs blood tests at the same location as the patient, or what is commonly called point-of-care. It provides rapid test results within 10 to 15 minutes from the time the blood is drawn from the patient, in contrast to the traditional method of sending blood samples to hospital or commercial laboratories and waiting between 4 and 24 hours to obtain test results. Such centralized laboratories are burdened by transportation time and volume processing steps. In addition, the Careside System is cost competitive and offers a comprehensive test menu, which the Company believe represents more than 80% of all routine blood tests ordered on an out-patient basis. These include all of the most commonly ordered blood tests, as well as blood tests required for critical care testing, including chemistry, electrochemistry, and coagulation tests within a single testing instrument. As of September 30, 2002, the Careside Analyzer(R) and 42 tests were cleared for marketing by the FDA or are exempt and can be marketed for professional laboratory use. The Company believes that no other product for decentralized blood testing currently in the market offers nearly as broad a menu of tests or combines these test categories.

The Company initiated commercial sales in the fourth quarter of 2000. The Company has incurred losses and expects to incur increasing losses for the foreseeable future as the Company launches its products and our marketing expenditures increase. Our revenue for the immediate future will be dependent on market acceptance and the speed of unit placements with physicians and clinics.

BANKRUPTCY FILING

On October 11, 2002, the Company filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Central District of California (Case No. LA02-38985-BB).

As of the date of the voluntary bankruptcy petition, the United States Bankruptcy Court for the Central District of California assumed jurisdiction over our assets. As a "debtor-in-possession", we remain in control of our assets and are authorized to operate our business, subject to the supervision of the Bankruptcy Court.

No assurance can be given that we will remain a "debtor-in-possession" and that a trustee will not be appointed to operate our business. In addition, although the Company has begun the process of formulating a plan of reorganization to be submitted eventually to the Bankruptcy Court, no assurance can be given that the Bankruptcy Court will confirm our plan of reorganization or that we will remain in control of our assets throughout the tendency of the bankruptcy case.

The fact that we filed a voluntary bankruptcy petition may adversely affect our ability to maintain certain present business arrangements and may also affect the Company's ability successfully negotiate future business arrangements. Among the relationships that may be materially affected by the commencement of a bankruptcy case is our relationship with other suppliers of goods and services vital to the Company's financing and business operations.

CRITICAL ACCOUNTING POLICIES

In accordance with recent Securities and Exchange Commission guidance, those material accounting policies that we believe are most critical to an investor's understanding of our financial results and condition and require complex management are discussed below.

Revenue Recognition. The Company applies the provisions of Staff Accounting Bulletin No. 101 (SAB 101) when recognizing revenue. SAB 101 states that the revenue generally is realized or realizable and earned when all of the following criteria are met: a) persuasive evidence of an arrangement exists, b) delivery has occurred or the services have been rendered, c) the seller's price to the buyer is fixed or determinable and d) collectibility is reasonably assured. The Company recognizes revenue from the sale of analyzers to doctors, hospitals and laboratories upon customer acceptance. The Company recognizes revenue on the sale of test cartridges, supplies and hematology solutions once shipment has occurred and all of the conditions of SAB 101 have been met. The Company recognizes revenue from the sale of analyzers to distributors according to the terms of the distributor agreements. The Company's distributors do not have rights of return or cancellation or any price protection provisions without company approval. Revenue from distributors that does not meet all of the requirements of SAB 101 and SFAS 48 are deferred and recognized upon the sale or acceptance, if applicable, of the product to the end user. The Company has entered into sales agreements with leasing companies whereby the Company sells its products directly to the leasing company, who then leases the products to the end user. Sales to the leasing company are on a non-recourse basis and are recognized at the later of shipment date or customer acceptance, when applicable. Revenues from extended warranty contracts are deferred at the list sales price and are recognized using the straight-line method over the term of the contract. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Sales. Sales decreased to $78,000 during the three months ended September 30, 2002 from $305,000 during the three months ended September 30, 2001. These amounts primarily consisted of sales of the disposable test cartridges. Our decrease in sales was primarily due to the transition to a new equipment manufacturer and the lack of funds to manufacture additional Careside Analyzers. Cost of sales represents the cost of analyzers and disposable test cartridges sold and the fixed costs associated with manufacturing efforts. In the third quarter of 2002, our fixed costs represented $501,000 of cost of goods for the quarter from $852,000 during the three months ended September 30, 2001. The decrease in fixed costs for the three months ended September 30, 2002, was primarily attributable to the company's efforts associated with cost reduction in 2002.

Research and Development Expenses - Product. Research and development expenses decreased to approximately $397,000 for the three months ended September 30, 2002 from $675,000 for the three months ended September 30, 2001. This decrease of $278,000 was primarily attributable to completion of third party contract development work associated with producing the Careside Analyzer and the company's efforts associated with cost reduction in 2002.

Research and Development Expenses - Software. Research and development expenses decreased to approximately $162,000 for the three months ended September 30, 2002 from $316,000 for the three months ended September 30, 2001. This decrease was primarily attributable to the near completion of software development associated with the launch of the Careside Connect and the company's efforts associated with cost reduction in 2002.

Sales and Marketing Expenses. Sales and marketing expenses decreased to $228,000 for the three months ended September 30, 2002 from $919,000 for the three months ended September 30, 2001. This decrease was primarily attributable to continued cost control efforts in 2002.

General and Administrative Expenses. General and administrative expenses increased to $596,000 for the three months ended September 30, 2002 from $473,000 for the three months ended September 30, 2001. This net increase was primarily attributable to a one-time charge on a defaulted office building lease, fixed asset impairment charges in office equipment at our corporate headquarters and some investor related expenses associated with the second quarter 2002 financing offset by the company's efforts associated with cost reduction in 2002.

Goodwill. No goodwill amortization was recorded for the three months ended September 30, 2002 and June 30, 2001.

Interest Expense. Interest income decreased to less than $1,000 for the three months ended September 30, 2002 compared to $32,000 for the three months ended September 30, 2001. This decrease is attributable to lower cash balances in 2002 than in 2001. Interest expense increased to $493,000 for the three months ended September 30, 2002 from $106,000 for the three months ended September 30, 2001. The increase was due to a $3,000,000 interest charge on the discounted notes payable associated with $3.0 million debt financing in the second quarter of 2002, the interest expense associated with the bridge loans taken in the first quarter 2002 and offset by the lower remaining balances on the equipment leases in 2002.

Net Loss. Net loss to common stockholders decreased $1.0 million to $2.3 million for the three months ended September 30, 2002, as compared to a net loss to common stockholders of approximately $3.3 million for the three months ended September 30, 2001.

NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Sales. Sales increased to $1,088,000 for the nine months ended September 30, 2002 from $681,000 for the nine months ended September 30, 2001. Sales in the nine months of 2002 were predominately sales of the Careside Analyzer and disposable test cartridges. Our increase in sales is due to our sales force having worked with approximately 1,000 distributor representatives calling on physician offices, clinics and hospitals. Cost of sales represents the cost of analyzers and disposable test cartridges sold and the fixed costs associated with manufacturing efforts. In the nine months ended September 30, 2002, our fixed costs represented $2.0 of cost of goods for the quarter from $2.7 million during the three months ended September 30, 2001. The decrease in fixed costs for the nine months ended September 30, 2002, was primarily attributable to the company's efforts associated with cost reduction in 2002.

Research and Development Expenses - Product. Research and development expenses decreased to approximately $1.1 million for the nine months ended September 30, 2002 from $2.3 million for the nine months ended September 30, 2001. This decrease of $1.2 million was primarily attributable to completion of third party contract development work associated with producing the Careside Analyzer and the company's efforts associated with cost reduction in 2002.

Research and Development Expenses - Software. Research and development expenses decreased to approximately $579,000 for the nine months ended September 30, 2002 from $767,000 for the nine months ended September 30, 2001. This decrease was primarily attributable to the near completion of software development associated with the launch of the Careside Connect the company's efforts associated with cost reduction in 2002.

Selling and Marketing Expenses. Sales and marketing expenses decreased to $1.7 million for the nine months ended September 30, 2002 from $2.8 million for the nine months ended September 30, 2001. This decrease of $1.1 million is primarily attributable to continued cost control efforts in 2002.

General and Administrative Expenses. General and administrative expenses increased to $1.5 million for the nine months ended September 30, 2002 from $1.4 million for the nine months ended September 30, 2001. The increase was primarily attributable to a one-time charge on our defaulted office building lease and fixed asset impairment charges in office equipment at our corporate headquarters as a result of the company's voluntary petition for Chapter 11. In addition to investor related expenses associated with the second quarter 2002 financing offset by the company's efforts associated with cost reduction in 2002.

Goodwill. We recorded a goodwill impairment charge of $50,000 in the nine months ended September 30, 2002 associated with the reduced value resulting from fewer resources and the Company's inability to devote efforts to the H2000 Hematology analyzer. Goodwill was recorded from the December 1999 acquisition of Texas International Laboratories, Inc. A previous impairment charge recognized in December 2001 caused the reduction versus prior year.

Interest Income and Expense. Interest income decreased to less than $1,000 for the nine months ended September 30, 2002 compared to $60,000 for the nine months ended June 30, 2001. This decrease is attributable to lower cash balances in 2002 than in 2001. Interest expense increased to $3,802,000 for the nine months ended September 30, 2002 from $305,000 for the nine months ended September 30, 2001. The increase is primarily due to $3,000,000 interest expense on beneficial conversion feature on convertible notes, interest on discounted notes payable, remaining balances on the equipment leases in 2002 and interest expense from new bridge loans taken in the nine months ended September 30, 2002.

Net Loss. Net loss to common stockholders decreased $4.8 million to $10.3 million for the nine months ended September 30, 2002 from $15.1 million for the nine months ended September 30, 2001. This decrease reflects the overall reduction in R&D, selling and marketing, cost of goods sold and offset by increases in interest expense of non-cash beneficial conversion feature of $3,000,000.

The Company expects that results of operations in the future will fluctuate significantly from period to period. Such fluctuations may result from numerous factors, including costs associated with the Chapter 11 bankruptcy process, the amount and timing of revenues earned from sales, proceeds from existing or future collaborative distribution relationships or joint ventures, if any, the cost of preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, the status of competing products and technologies and the timing and availability of future financing for the Company. In the near term, the Company believes that comparisons of its quarterly and annual historical results may not be meaningful and should not be relied upon as an indication of future performance.

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

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations since inception primarily through the net proceeds generated from the issuance of common stock, long-term debt and certain short-term borrowings that were subsequently converted into equity securities or which remain outstanding. As of September 30, 2002, we had received net proceeds aggregating approximately $64.1 million from these transactions.

Net cash used in operating activities for the nine months ended September 30, 2002 was approximately $3.5 million. For the period ended September 30, 2002, cash used in operating activities primarily represented the net loss for the period offset by increases in prepaid expense, inventory, accounts payable, accrued interest and accrued expense. Net cash used in operating activities was approximately $5.7 million for the nine months ended September 30, 2001. This represented the net loss for that year and accounts receivable, inventory, property plant and equipment, accounts payable offset by increases in accrued expenses and accrued interest and depreciation and amortization. We provide reserves for doubtful accounts based on our specific review of aged accounts receivable. As of September 30, 2002, allowance for doubtful accounts related primarily to cartridge sales to customers.

Cash used in investing activities for the purchase of property and equipment consisted of $110,000 for the nine months ended September 30, 2001. The cash used in 2001 was primarily for the acquisition of manufacturing equipment and laboratory equipment used in research and development.

Cash provided by financing activities was approximately $3.5 million for the nine months ended September 30, 2002, net of payments made on long term debt obligations. Net cash provided by financing was a result of a closing of $3,000,000 in bridge loans at June 30, 2002.

At September 30, 2002, our principal source of liquidity was approximately $11,000 in cash.

In December 1998, we entered into an agreement with an equipment lease financing company regarding a $2.5 million facility secured by specific equipment. This has been fully drawn. Each draw was a separate loan under the facility. We drew the remaining amount in early 2000 secured by manufacturing equipment for cartridge assembly that we had previously purchased. Each equipment loan has a 48-month term and bears an interest rate of approximately 14%-15% per annum adjusted for an index rate based on four-year U.S. Treasury Notes at the time of borrowing.

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

During the second quarter in 2002, the Company authorized $5,000,000 of convertible debt to be issued subject to stockholder approval, the debt will, in effect, be convertible into common stock. The debt matures three years from the date of issuance, and accrues interest at 10% per annum, which is payable on an annual basis. The debt is convertible at the option of the holder at anytime until maturity into the number of shares of common stock at a price (the "Conversion Price") which yields 90% (assuming the conversion of the entire $5,000,000) of the post conversion shares outstanding. In addition, the debt holders are entitled to receive 45,000 warrants to purchase one share of common stock for each $100,000 invested, which will be exercisable at the Conversion price during a seven-year period of time. As of June 30, 2002, $3,000,000 of the authorized $5,000,000 debt was issued in a private placement, and commitments to issue 1,350,000 warrants subject to stockholder approval were made in connection with the debt. These warrants have been deemed to have an aggregate fair value, using the Black-Scholes pricing model, of $1,684,000. In accordance with generally accepted accounting principles, the Company allocated the proceeds of the private placement to the warrants based on the relative pro-rata values of the debt and warrants, which resulted in $1,052,000 being allocated to the warrants. This discount is being amortized as interest expense over the seven-year exercisable life of the warrants.

On October 11,2002, the company filed voluntary petition under Chapter 11 of the US Bankruptcy Code in the United States Bankruptcy Court for the Central District of California. Chapter 11 provides a debtor an opportunity to continue its business operations and to serve its customers while it reorganizes. On October 24, 2002 the company filed a petition with the Bankruptcy Court for Debtor-In-Possession (DIP) financing based on a loan commitment from Palm Finance Corporation. Palm had loaned the company $60,000 on October 3, 2002 and $40,000 on October 11, 2002 in a pre-petition secured loan. Palm committed to loan the company $350,00 post petition and up to a total of $1,900,000 post petition, subject to certain conditions and subject to court approval for the proposed DIP financing. The company requested an early hearing from the court on this petition and the court granted this request. On November 5, 2002 the court granted the company the right to receive from Palm Finance up to $225,000 post petition in the form of a secured loan. The court scheduled a further hearing date on November 13, 2002 to make a decision on the full DIP petition. On November 13, 2002 the court ruled that certain conditions of the DIP financing proposal could only be decided in the context of a full operational plan that would be submitted to creditors as part the Chapter 11 process. At the hearing the lender agreed to amend the DIP proposal and the court set a date of November 19, 2002 to rule on the amended proposal. The DIP proposal provides the potential for funds that will provide operating capital that will fund general operations through the first eight months of 2003 based on the company's projections. Additional capital amounting to $1,200,000 to $2,000,00 will have to be raised to build inventory and provide the necessary cash to to operate the business. There can be no assurances that the court will approve the DIP proposal or any additional financing proposal. If the court approves any such proposal it could result in substantial dilution to existing shareholders. Failure to obtain any such financing could have a material adverse effect on the company.

At September 30, 2002, proposed equity investments, and our current liquidity, cost reductions and sales revenue expected in 2002 were projected to be sufficient to fund our operating expenses and capital requirements through the remainder of 2002. When the equity investments fell through the company filed for Chapter 11. At this time the Debtor-in-Possession financing proposal before the court is a forward-looking statement that involves risks and uncertainties. There is the potential that the court will make a ruling that will not be acceptable to the Lender thereby resulting in the company being forced into Chapter 7 of the US Bankruptcy Code. In addition to the Debtor-in-Possession proposal we will need to raise additional capital to maintain our operations, as well as expand our sales and marketing efforts and activities. Our future liquidity and capital funding requirements will depend on numerous factors, including the extent to which our products gain market acceptance, the timing of regulatory actions regarding our products, the costs and timing of expansions of sales, marketing and manufacturing activities, procurement and enforcement of patents important to our business, the impact of competitors' products and the impact on our debt of the operating plan approved by the bankruptcy court. There can be no assurance that the court will approve the DIP financing proposal as submitted or that additional capital will be available on terms acceptable to us and to the court, if at all. Furthermore, any additional equity financing and exercise of existing warrants may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants. If adequate funds are not available or approved by the court we may be required to move to a Chapter 7 involuntary bankruptcy proceeding and liquidate all company assets.

The Company's report of Independent Public Accountants issued in connection with the December 31, 2001 consolidated financial statements was qualified as to the Company's ability to continue as a going concern. The Company has been advised by its Independent Public Accountants that in view of the Chapter 11 filing that it will be reported as a going concern, for the year ending December 31, 2002.

RECENT PRONOUNCEMENTS

On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". In connection with continued changes in the Company's financial and personnel resources and the assessment of existing goodwill, the Company recorded an impairment charge of $50,000 in the quarter ended March 31, 2002.

In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4 and is no longer necessary as SFAS No. 4 has been rescinded. SFAS No. 44 has been rescinded as it is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-lease transactions. This statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The Company does not expect adoption of SFAS No. 145 to have a material impact, if any, on its financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost, as defined, was recognized at the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged. The Company does not expect adoption of SFAS No. 146 to have a material impact, if any, on its financial position or results of operations

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include certain financial institution-related intangible assets. This statement is not applicable to the Company.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

      Not applicable

                                     PART II
                                OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

Not Applicable

Item 5. Other Information

On October 11, 2002, the company filed voluntary petition under Chapter 11 of the US Bankruptcy Code in the United States Bankruptcy Court for the Central District of California. The AMEX suspended trading of our stock and warrants on October 24, 2002.

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits.

            Exhibit No.  Description

            99.1 Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

      (b)   Reports on Form 8-K

            We filed a report on Form 8-K on October 24, 2002 to report our filing a voluntary petition for relief under chapter 11 of the United States Code.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       CARESIDE, INC.

Date:  November 18, 2002               By: /s/ W. Vickery Stoughton
                                           ------------------------
                                           W. Vickery Stoughton
                                           Chairman and Chief Executive Officer
                                           (Principal Executive Officer and
                                           Financial and Accounting
                                           Officer)

                                 CARESIDE, INC.
                             a Delaware corporation

      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

                            Section 302 Certification

I, W. Vickery Stoughton, Chief Executive Officer and Chief Financial Officer of Careside, Inc., a Delaware corporation (the "Company"), do hereby certify, in accordance with Rules 13a-14 and 15d-14, as created pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, with respect to the Quarterly Report on Form 10-QSB of the Company for the quarterly period ended September 30, 2002 (the "Quarterly Report"), as filed with the Securities and Exchange Commission herewith under Section 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that:

1. I have reviewed this quarterly report on Form 10-QSB of Careside, , Inc., a Delaware corporation (the "Company") for the quarterly period ended September 30, 2002 (the "Quarterly Report");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the company and I have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 18, 2002                            By:  /s/ W. Vickery Stoughton
                                                       -------------------------
                                                       W. Vickery Stoughton
                                                       Chief Executive Officer
                                                       Chief Financial Officer